Form 10-Q/A
period 1995-12-31
GREAT AMERICAN INVESTMENT NETWORK INC
filed 1996-05-23
CIK 901514

[ARTICLE] 7

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               MAR-31-1996
[DEBT-HELD-FOR-SALE]                         2,544,873
[DEBT-CARRYING-VALUE]                        2,603,073
[DEBT-MARKET-VALUE]                          2,582,866
[EQUITIES]                                     965,244
[MORTGAGE]                                           0
[REAL-ESTATE]                                        0
[TOTAL-INVEST]                               3,548,110
[CASH]                                         110,875
[RECOVER-REINSURE]                              43,976
[DEFERRED-ACQUISITION]                       2,324,938
[TOTAL-ASSETS]                               7,367,635
[POLICY-LOSSES]                              2,272,654
[UNEARNED-PREMIUMS]                             65,686
[POLICY-OTHER]                                 756,727
[POLICY-HOLDER-FUNDS]                          214,279
[NOTES-PAYABLE]                                523,577
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     4,483,120
[OTHER-SE]                                   (948,408)
[TOTAL-LIABILITY-AND-EQUITY]                 7,367,635
[PREMIUMS]                                     661,552
[INVESTMENT-INCOME]                             68,068
[INVESTMENT-GAINS]                                   0
[OTHER-INCOME]                                  14,911
[BENEFITS]                                     360,474
[UNDERWRITING-AMORTIZATION]                    129,560
[UNDERWRITING-OTHER]                           335,524
[INCOME-PRETAX]                               (81,057)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                           (81,057)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (81,057)
[EPS-PRIMARY]                                    (.02)
[EPS-DILUTED]                                        0
[RESERVE-OPEN]                                       0
[PROVISION-CURRENT]                                  0
[PROVISION-PRIOR]                                    0
[PAYMENTS-CURRENT]                                   0
[PAYMENTS-PRIOR]                                     0
[RESERVE-CLOSE]                                      0
[CUMULATIVE-DEFICIENCY]                              0