Form 10QSB
period 1996-06-30
GREAT AMERICAN INVESTMENT NETWORK INC
filed 1996-08-13
CIK 901514

August 12, 1996

Securities and Exchange Commission
450 Fifth Street, NW.
Washington, D.C.  20549

Re:  American Investment Network, Inc.
       (formerly Great American Investment Network, Inc.) - Form 10-QSB

Gentlemen:

Please accept for filing the Form 10-QSB of the above referenced registrant for the period June 30, 1996.

Enclosed are eight copies; one copy with manual signatures and seven copies with printed signatures.

Sincerely,



H. Harold Crumpler
Vice President/Treasurer

HHC:ll

Enclosures (8)







FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended:			June 30, 1996

Commission File Number:				0-21572

AMERICAN INVESTMENT NETWORK, INC.
(formerly Great American Investment Network, Inc.
(Exact name of registrant as specified in its charter)

	Mississippi							74-2447294
(State or other jurisdiction of incorporation				(I.R.S. Employer
or organization)							Identification No.)

   660 Lakeland East Drive, Flowood, Mississippi			39208
(Address of principal executive offices)				(Zip Code)

   (601) 936-2090
Registrant's telephone number, including area code

		NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X	   No

As of June 30, 1996, there were outstanding 5,021,764 shares of registrant's Class A common stock, no par value per share and 2,500 shares of Class B common stock, par value $1 per share.


AMERICAN INVESTMENT NETWORK, INC.

FORM 10-QSB

TABLE OF CONTENTS

FOR THE QUARTER ENDED JUNE 30, 1996

			Page

PART I.	Financial Information

		Item 1.	Consolidated Balance Sheet (Unaudited)
			as of June 30, 1996	3

			Consolidated Statements of Operations (Unaudited) for the Three Months and Six Months Ended
			June 30, 1996 and 1995	4

			Consolidated Statements of Cash Flows (Unaudited)
			for the Six Months Ended June 30, 1996 and 1995	5-6

			Notes to Consolidated Financial Statements (Unaudited)	7

		Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations	8-9

PART II.	 Other Information

		Item 1.	Legal Proceedings	10

		Item 2.	Changes in Securities	10

		Item 3.	Default Upon Senior Securities	10

		Item 4.	Submission of Matters to a Vote of Security Holders	10

		Item 5.	Other Information	10

		Item 6.	Exhibits and Reports on Form 8-K	10







Part I.	Financial Information

ITEM 1:	AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES
	Consolidated Balance Sheet (Unaudited)

			June 30, 1996

ASSETS:

SECURITIES AVAILABLE FOR SALE:
	Fixed maturities		$2,659,876
	Equity securities	     960,989
                    Total investments	3,620,865

OTHER ASSETS:
	Cash and cash equivalents	135,990
	Accrued investment income	80,489
	Notes and accounts receivable 	322,218
	Reinsurance receivable	39,265
	Property and equipment - net	744,501
	Deferred policy acquisition costs 	2,328,476
	Intangible and other assets	     214,605

TOTAL ASSETS	$7,486,409

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
	Future policy benefits	$2,250,727
	Unpaid claims	166,142
	Unearned premiums 	74,113
	Policyholder's dividend accumulations	807,419
	Accounts payable and other liabilities	     232,118
	Notes payable	     518,968
                    Total liabilities	4,049,487

STOCKHOLDERS' EQUITY:
	Class A Common Stock, participating, no par value
	    15,000,000 shares authorized; 5,025,490 shares
	    issued 		4,480,620
	Class B Common Stock, $1 par value;
	    2,500 shares authorized, issued and outstanding 	2,500
	Unrealized loss on marketable securities 	(64,272)
	Retained earnings (deficit)	       (974,474)
			  3,444,374
	Less:  Cost of treasury stock  -  3,726 shares	       (7,452)
                    Total stockholders' equity	  3,436,922

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 	$7,486,409

See notes to consolidated financial statements.

Part I.	Financial Information (Continued)

ITEM I:	AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES
		Consolidated Statements of Operations (Unaudited)

				Three Months Ended	Six Months Ended
				              June 30,            	            June 30,
			1996	1995	1996	1995
REVENUE:
	Premiums	$729,271	$734,168	$1,390,793	$1,462,824
	Net investment income	77,486	80,558	145,554	146,716
	Gross realized investment losses		(2,325)		(2,325)
	Other income	    15,414	    13,577	       30,325	       25,146
			822,171	825,978	1,566,672	1,632,361

BENEFITS AND EXPENSES:
	Benefits and claims	396,747	286,239	757,221	641,095
	Amortization of deferred policy
	  acquisition costs	122,606	114,196	252,166	213,879
	Interest expense	13,762	19,490	30,466	37,868
	Salaries and employee benefits	184,274	227,601	351,452	386,732
	Actuarial and other professional fees	39,342	27,572	72,509	85,931
	Depreciation and amortization expense	12,671	18,859	34,143	36,160
	Other expenses	  124,279	    97,436	     221,282	     256,076
			  893,681	  791,393	  1,719,239	  1,657,741

(LOSS) INCOME FROM CONTINUING
	OPERATIONS	(71,510)	34,585	(152,567)	(25,380)

DISCONTINUED OPERATIONS:
	Income (loss) from operations		3,163		(6,709)
	Gain on sale of agency subsidiary	               	    47,133		       47,133

			               	    50,296	                  	       40,424

NET (LOSS) INCOME	($  71,510)	$  84,881	($152,567)	$     15,044

NET (LOSS) INCOME PER COMMON SHARE:
	(Loss) income from continuing
      operations	($0.01)	$0.01	($0.03)	($0.01)
	Discontinued operations	         	    .01	         	    .01
	Net (loss) income 	($0.01)		$0.02	($0.03)	$0.00
WEIGHTED AVERAGE COMMON
	SHARES OUTSTANDING	5,024,264	5,024,264	5,024264	5,024,264

See notes to consolidated financial statements.



Part I.	Financial Information (Continued)

ITEM 1.	AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES
		Consolidated Statements of Cash Flows (Unaudited)

				Six Months Ended
					             June 30,
			1996	1995
OPERATING ACTIVITIES:
	Net (loss) income	($152,567)	$  15,044
	Adjustments to reconcile net loss to net cash
	  provided by (used in) operating activities:
		Discontinued operations		(40,424)
		Realized loss on sale of investments		2,325
		Write-off of investment in U. S. Star subsidiary		30,000
		Depreciation and amortization	34,143	36,160
		Amortization of deferred policy acquisition costs	252,166	213,879
		Change in net assets of discontinued operations		20,958
		Decrease in restricted cash	95,000	161,000
		(Increase) decrease in accrued investment income,
		    accounts receivable and other assets	(3,962)	(89,534)
		Policy acquisition costs deferred	(339,239)	(456,598)
		Increase in liability for future policy benefits
		    and unpaid claims	277,706	235,140
		Increase in unearned premiums and policyholders'
		    dividend accumulations	78,354	75,552
		Decrease in accounts payable and other
		    liabilities	    (83,859)	  (256,945)

NET CASH PROVIDED BY (USED IN) OPERATING
	ACTIVITIES	   157,742	    (53,443)

INVESTING ACTIVITIES:
	Cost of fixed maturities investments acquired	(100,000)	(211,454)
	Proceeds from sales, maturities and repayments of
	    fixed-maturities investments	14,380	254,915
	Property and equipment purchased	   (49,755)	   (74,209)

NET CASH USED IN INVESTING ACTIVITIES	  (135,375)	   (30,748)









Part I.	Financial Information (Continued)

ITEM 1.	AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES
		Consolidated Statements of Cash Flows (Unaudited) (Continued)


			Six Months Ended
			               June 30,
			1996	1995

FINANCING ACTIVITIES:
	Repayments of notes payable 	($    7,479)	($    4,898)

NET CASH USED IN FINANCING ACTIVITIES	     (7,479)	      (4,898)

NET INCREASE (DECREASE) IN CASH AND
	CASH EQUIVALENTS	14,888	(89,089)

CASH AND CASH EQUIVALENTS AT
	BEGINNING OF PERIOD 	  121,102	  283,747

CASH AND CASH EQUIVALENTS AT
	END OF PERIOD 	$135,990	$194,658

SUPPLEMENTAL INFORMATION:
	Non-cash activities:
        Change in unrealized (loss) gain on marketable
            securities	($112,000)	$350,000

	    Sale of agency subsidiary in exchange for
	        note receivable		$170,000

	Interest paid 	$30,000	$37,000

	Income taxes paid 	$-0-	$-0-


See notes to consolidated financial statements.










ITEM 1.	Financial Information (Continued)


AMERICAN INVESTMENT NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Six Months Ended June 30, 1996
(Unaudited)


Note 1.	Basis of Presentation

The consolidated condensed unaudited interim financial statements of American Investment Network, Inc. and its subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles ("GAAP").

In the opinion of management, the attached unaudited financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company. The results of operations for the interim periods are not indicative of results for the full year.

The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995, and the notes related thereto.














ITEM 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations


Financial Condition

Total assets as of June 30, 1996 were $7,486,000, which represented only a minimal change of less than $1,000 when compared to December 31, 1995. Significant changes within the Company's composition of assets and liabilities as compared to its most recent fiscal year end related principally to (i) a general decline in the fair values of the Company's fixed maturity and preferred stock securities resulting from market and economic changes, (ii) the payment of contingent liabilities resulting from the purchase of Financial Security Life of Mississippi (FSL) with cash escrowed for such purposes, and (iii) anticipated increases in the assets and liabilities related to the Company's growth in the accident and health insurance market. As of June 30, 1996, the Company's unrealized loss on marketable securities was $64,000 compared to an unrealized gain of $48,000 as of December 31, 1995 or an adverse change of $112,000.

Restricted cash decreased $95,000 (as well as the corresponding liability included in accounts payable and other liabilities) as a result of the settlement of certain liabilities and contingencies of FSL for which seller funds were escrowed. As of June 30, 1996, the Company's deferred policy acquisition cost increased $87,000 as compared to December 31, 1995 and future policy benefit and unpaid claims liabilities increased an aggregate of $278,000. This increase principally related to accident and health products.

Policyholders' dividend accumulations increased $76,000 and relates to the dividend scale of the Company's participating life policies.

Results of Operations

Total revenues for the six months ended June 30, 1996 were $1,391,000 compared with revenues of $1,463,000 at the same period in 1995 or a decrease of $72,000.

Both life and accident and health premiums decreased during the first six months of 1996 by approximately $70,000 and $2,000, respectively, due to a slow down in new business. While the Company believes life premiums will continue to decrease, it is expected the reduction in accident and health premiums is temporary. Other income increased in 1996 by $5,000 principally as a result of increased rental income from its home office facility.

Policy benefits and claims increased $116,000 for the six month period ended June 30, 1996 over the same period ended June 30, 1995. This increase is principally related to the growth in accident and health business and related claims and increases in dividend benefits related to the Company's Lifetime Accumulator participating policies. The change in the Company's accident and health future policy benefit reserves represented $83,000 of this increase.






ITEM 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)


Amortization of deferred policy acquisition cost increased $38,000 for the six month period ended June 30, 1996 as compared to the same period ended June 30, 1995. This increase is due principally to increases related to the amortization of deferred policy acquisition cost of accident and health business due to anticipated increases from existing business volume. Amortization of accident and health deferred policy acquisition cost increased from $76,000 in 1995 to $110,000 in 1996.

Salaries and wages reflected a decrease of $35,000 or 9% for the first six months of 1996. This decrease principally results from the accrual of $55,000 in compensation cost in 1995 as a result of the obligation relative to past services resulting from the adoption of an executive compensation plan in May 1995. In 1996 cost relative to this plan approximated $20,000.

Actuarial and other professional fees decreased from $86,000 for the first six months of 1995 to $73,000 for the six months ended June 30, 1996. This $13,000 decrease was the direct result of less legal and actuarial services in 1996. During 1995 legal fees approximated $19,000 and included final billings relative to previously accrued litigation settlements and cost relating to the sale of certain assets. In 1996, legal fees approximated $13,000. Additionally actuarial fees decreased approximately $6,000 due to less cost related to new product development.

Other general operating expenses decreased by $35,000 for the first six months of 1996 as compared to the same period in 1995. This net decrease was a combination of several factors including (i) an increase in non-deferrable renewal commissions of $30,000; (ii) a decrease in the cost of outside computer processing of $31,000 due to a migration to in-house processing; (iii) a decrease in 1996 of $30,000 as compared to 1995 resulting from the write-off of the Company's remaining investment in U. S. Star During the first quarter of 1995, and (iv) cost containment measures in controllable expenses. Addition-ally, management is continually pursuing alternative capital resources or new investor interest for purposes of raising capital.

Management believes that the cash flow generated from the Company's insurance operations, investment income and proceeds from sales and maturities of invest-ments will be sufficient to meet its current and future operating requirements. The Company is monitoring the volume of new accident and health business written in 1996 in order to manage the possible cash flow and statutory surplus effects resulting from the related acquisition expenses to secure such business in the first year. The Company continues to actively pursue alternative sources of captial through solicitation of new investor interests for purpose of raising capital to invest in its insurance subsidiary.



PART II.

ITEM 1.	Legal Proceedings.

Included herewith by reference to Form 10-KSB for year ended December 31, 1995. There have been no significant changes in these matters since the filing of the Form 10-KSB.


ITEM 2.	Changes in Securities.

There have been no changes in securities since 1995.


ITEM 3.	Default Upon Senior Securities.

The Registrant has no senior securities.


ITEM 4.	Submission of Matters to a Vote of Security Holders

On May 7, 1996, shareholders of the Company approved the adoption of an Agents' Stock Option Plan for eligible agents licensed with the Company wherein 200,000 shares of Class A common stock was reserved for option as directed by the Board of Directors. Under the terms of the plan, agents writing premiums which exceed certain minimum levels will be granted options at an exercise price equal to fair value at the date of grant.

In addition, on May 7, 1996, the shareholders approved the change of the Company's name from Great American Investment Network, Inc. to American Investment Network, Inc.

There have been no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, since the last annual meeting held May 7, 1996.


ITEM 5.	Other Information

There is no other information to be disclosed in this Form 10-QSB.


ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

		  NONE

(b)	Reports on Form 8-K:

		  NONE








SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			AMERICAN INVESTMENT NETWORK, INC.
			(Registrant)


	June 30, 1996		/s/ H. Harold Crumpler
				H. Harold Crumpler, Executive Vice President/Treasurer


































SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			AMERICAN INVESTMENT NETWORK, INC.
			(Registrant)



	Date			H. Harold Crumpler, Executive Vice President/Treasurer





























8/12/96- 4 -- 1 -- 11 -	- 11 -