Form 10-Q/A
period 1996-06-30
GREAT AMERICAN INVESTMENT NETWORK INC
filed 1996-08-14
CIK 901514

[ARTICLE] 7

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               JUN-30-1996
[DEBT-HELD-FOR-SALE]                         2,697,900
[DEBT-CARRYING-VALUE]                        2,696,068
[DEBT-MARKET-VALUE]                          2,659,876
[EQUITIES]                                     987,237
[MORTGAGE]                                           0
[REAL-ESTATE]                                  458,773
[TOTAL-INVEST]                               3,620,865
[CASH]                                         135,990
[RECOVER-REINSURE]                                   0
[DEFERRED-ACQUISITION]                       2,328,476
[TOTAL-ASSETS]                               7,486,409
[POLICY-LOSSES]                              2,416,869
[UNEARNED-PREMIUMS]                             74,113
[POLICY-OTHER]                                 807,419
[POLICY-HOLDER-FUNDS]                                0
[NOTES-PAYABLE]                                518,968
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 7,486,409
[PREMIUMS]                                   1,390,793
[INVESTMENT-INCOME]                            145,554
[INVESTMENT-GAINS]                                   0
[OTHER-INCOME]                                  30,325
[BENEFITS]                                     757,221
[UNDERWRITING-AMORTIZATION]                    252,166
[UNDERWRITING-OTHER]                                 0
[INCOME-PRETAX]                              (152,567)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                          (152,567)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 (152,567)
[EPS-PRIMARY]                                    (.03)
[EPS-DILUTED]                                    (.03)
[RESERVE-OPEN]                                 140,777
[PROVISION-CURRENT]                            329,625
[PROVISION-PRIOR]                                    0
[PAYMENTS-CURRENT]                             204,560
[PAYMENTS-PRIOR]                                99,700
[RESERVE-CLOSE]                                166,142
[CUMULATIVE-DEFICIENCY]                              0