Form 10QSB
period 1996-09-30
GREAT AMERICAN INVESTMENT NETWORK INC
filed 1996-11-12
CIK 901514

11/8/96








November  8, 1996

Securities and Exchange Commission
450 Fifth Street, NW.
Washington, D.C.  20549

Re:  American Investment Network, Inc.
       (formerly Great American Investment Network, Inc.) - Form
10-QSB

Gentlemen:

Please accept for filing the Form 10-QSB of the above referenced registrant for the period September 30, 1996.

Sincerely,



H. Harold Crumpler
Vice President/Treasurer

HHC:ll






                            FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended:              September 30, 1996

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

Yes  X          No

As of September 30, 1996, there were outstanding 5,021,764 shares of registrant's Class A common stock, no par value per share and 2,500 shares of Class B common stock, par value $1 per share.

                 AMERICAN INVESTMENT NETWORK, INC.

                            FORM 10-QSB

                         TABLE OF CONTENTS

             FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                              Page

PART I.   Financial Information

          Item 1. Consolidated Balance Sheet (Unaudited)
                  as of September 30, 1996                       3

                  Consolidated Statements of Operations (Unaudited) for the Three Months and Nine Months Ended
                  September 30, 1996 and 1995                    4

                  Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 1996 and
                  1995                                           5-6

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                    7

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations            8-9

PART II.   Other Information

          Item 1. Legal Proceedings                             10

          Item 2. Changes in Securities                         10

          Item 3. Default Upon Senior Securities                10

          Item 4. Submission of Matters to a Vote of Security
                  Holders                                       10

          Item 5. Other Information                             10

          Item 6. Exhibits and Reports on Form 8-K              10






Part I. Financial Information

ITEM 1: AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES
        Consolidated Balance Sheet (Unaudited)

                                                 September 30, 1996

ASSETS:

SECURITIES AVAILABLE FOR SALE:
 Fixed maturities                                          $2,772,845
 Equity securities                                            965,888
                    Total investments                       3,738,733

OTHER ASSETS:
 Cash and cash equivalents                                    126,948
 Accrued investment income                                     83,547
 Notes and accounts receivable                                309,650
 Reinsurance receivable                                        37,888
 Property and equipment - net                                 740,432
 Deferred policy acquisition costs                          2,324,953
 Intangible and other assets                                  210,877

TOTAL ASSETS                                               $7,573,028

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
 Future policy benefits                                    $2,261,834
 Unpaid claims                                                196,481
 Unearned premiums                                             89,213
 Policyholder's dividend accumulations                        839,535
 Accounts payable and other liabilities                       250,260
 Notes payable                                                513,969
                    Total liabilities                       4,151,292

STOCKHOLDERS' EQUITY:
 Class A Common Stock, participating, no par value
     15,000,000 shares authorized; 5,025,490 shares
     issued
4,480,620
 Class B Common Stock, $1 par value;
     2,500 shares authorized, issued and outstanding            2,500
 Unrealized loss on marketable securities                    (65,579)
 Retained earnings (deficit)                                (988,353)
                                                            3,429,188
 Less:  Cost of treasury stock  -  3,726 shares               (7,452)
                    Total stockholders' equity              3,421,736

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $7,573,028

See notes to consolidated financial statements.
Part I. Financial Information (Continued)

ITEM I: AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES
        Consolidated Statements of Operations (Unaudited)

                            Three Months Ended  Nine Months Ended
                               September 30,      September 30,
                                 1996     1995     1996    1995
REVENUE:
 Premiums                    $652,212 $660,751 $2,043,005 $2,123,575
 Net investment income         70,904   71,070    216,458    217,786
 Gross realized investment losses                             (2,325)
 Other income                  13,974   14,675     44,299     39,821
                              737,090  746,496  2,303,762  2,378,857

BENEFITS AND EXPENSES:
 Benefits and claims          272,242  240,161  1,029,463    881,256
 Amortization of deferred policy
   acquisition costs          137,938  112,883    390,104    326,762
 Interest expense              15,321   19,038     45,787     56,906
 Salaries and employee
   benefits                   135,800  174,900    487,252    561,632
 Actuarial and other
   professional fees           23,560   26,564     96,069    112,495
 Depreciation and
   amortization expense        21,146   15,830     55,289     51,990
 Other expenses               144,963   84,371    366,245    340,447
                              750,970  673,747  2,470,209  2,331,488

(LOSS) INCOME FROM CONTINUING
 OPERATIONS                   (13,880)  72,749   (166,447)   47,369

DISCONTINUED OPERATIONS:
 Income (loss) from operations           3,151               (3,558)
 Gain on sale of agency subsidiary                           47,133

                                         3,151               43,575

NET (LOSS) INCOME          ($  13,880)$ 75,900 ($ 166,447) $ 90,944

NET (LOSS) INCOME PER COMMON SHARE:
 (Loss) income from continuing
      operations                 ($0.01)   $0.01    ($0.03)  $0.01
 Discontinued operations                     .01               .01
 Net (loss) income               ($0.01)   $0.02    ($0.03)  $0.02

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING          5,024,264  5,024,264  5,024,264 5,024,264

See notes to consolidated financial statements.

Part I. Financial Information (Continued)

ITEM 1. AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (Unaudited)

                                              Nine Months Ended
                                                 September 30,
                                                 1996      1995
OPERATING ACTIVITIES:
 Net (loss) income                          ($166,447)  $  90,944
 Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Discontinued operations                               (43,575)
    Realized loss on sale of investments                    2,325
    Write-off of investment in U. S. Star subsidiary       30,000
    Depreciation and amortization               55,289     51,990
    Amortization of deferred
      policy acquisition costs                 390,104    326,762
    Change in net assets of discontinued operations        39,800
    Decrease in restricted cash                 95,000    161,000
    Decrease (increase) in accrued investment income,
        accounts receivable and other assets     8,650   (32,320)
    Policy acquisition costs deferred        (473,654)  (651,365)
    Increase in liability for future policy benefits
        and unpaid claims                      319,152    218,183
    Increase in unearned premiums and policyholders'
        dividend accumulations                 125,570    132,007
    Decrease in accounts payable and other
        liabilities                           (65,716)  (252,183)

NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                    287,948     73,568

INVESTING ACTIVITIES:
 Cost of fixed maturities investments acquired(220,000) (429,368)
 Proceeds from sales, maturities and repayments of
     fixed-maturities investments               15,205    253,829
 Property and equipment purchased             (64,829)   (96,494)

NET CASH USED IN INVESTING ACTIVITIES        (269,624)  (272,033)








Part I. Financial Information (Continued)

ITEM 1. AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES
        Consolidated Statements of Cash Flows (Unaudited) (Continued)


                                               Nine Months Ended
                                                 September 30,
                                                  1996      1995

FINANCING ACTIVITIES:
 Repayments of notes payable               ($  12,478)  ($   7,848)

NET CASH USED IN FINANCING ACTIVITIES         (12,478)      (7,848)

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                5,846     (206,313)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                           121,102      283,747

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                $126,948   $   77,434

SUPPLEMENTAL INFORMATION:
 Non-cash activities:
        Change in unrealized (loss) gain on marketable
            securities                      ($113,000)   $  373,000

     Sale of agency subsidiary in exchange for
         note receivable                                 $  170,000

 Interest paid                                 $46,000   $   57,000

 Income taxes paid                              $9,000       $-0-


See notes to consolidated financial statements.










ITEM 1. Financial Information (Continued)


                 AMERICAN INVESTMENT NETWORK, INC.
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements
               Nine Months Ended September 30, 1996
                            (Unaudited)


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


Note 2. Subsequent Event

On October 25, 1996, the Company signed a definitive written agreement whereby Citizens Insurance Company of America, (CICA), Austin, Texas, a wholly-owned subsidiary of Citizens, Inc. (Citizens) will acquire 100% of the outstanding shares of the Company for shares of Citizens Class A common stock.

Pursuant to the terms of the Agreement which is subject to approval of regulatory authorities and shareholders of the Company, CICA will issue one share of Citizens Class A common stock it owns for each 7.2 shares of the Company's Class A and Class B common stock issued and outstanding. CICA expects to issue approximately 700,000 shares of Citizens common stock to consummate the transaction. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on CICA's system.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Total assets as of September 30, 1996 were $7,573,000, which represented an increase of $87,000 when compared to December 31, 1995. Significant changes within the Company's composition of assets and liabilities as compared to its most recent fiscal year end related principally to (i) a general decline in the fair values of the Company's fixed maturity and preferred stock securities resulting from market and economic changes, (ii) the payment of contingent liabilities resulting from the purchase of Financial Security Life of Mississippi (FSL) with cash escrowed for such purposes, and (iii) anticipated increases in the assets and liabilities related to the Company's growth in the accident and health insurance market. As of September 30, 1996, the Company's unrealized loss on marketable securities was $65,000 compared to an unrealized gain of $48,000 as of December 31, 1995 or an adverse change of $113,000.

Restricted cash decreased $95,000 (as well as the corresponding liability included in accounts payable and other liabilities) as a result of the settlement of certain liabilities and contingencies of FSL for which seller funds were escrowed. As of September 30, 1996, the Company's deferred policy acquisition cost increased $84,000 as compared to December 31, 1995 and future policy benefit and unpaid claims liabilities increased an aggregate of $319,000. This increase principally related to accident and health products.

Policyholders' dividend accumulations increased $76,000 and relates to the dividend scale of the Company's participating life policies.

Results of Operations

Total revenues for the nine months ended September 30, 1996 were $2,304,000 compared with revenues of $2,379,000 at the same period in 1995 or a decrease of $75,000.

Accident and health premiums increased during the first nine months of 1996 by $72,000 or 6%. Life premiums, however, continued their decreasing trend and reflected a reduction of $153,000 when compared to 1995. This trend is expected to continue due to the Company's emphasis in its accident and health lines. Other income increased in 1996 by $5,000 principally as a result of increased rental income from its home office facility.

Policy benefits and claims increased $148,000 for the nine month period ended September 30, 1996 over the same period ended September 30, 1995. This increase is principally related to the growth in accident and health business and related claims and increases in dividend benefits related to the Company's Lifetime Accumulator participating policies.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Amortization of deferred policy acquisition cost increased $63,000 for the nine month period ended September 30, 1996 as compared to 1995. The amortization of deferred policy acquisition cost related to accident and health business increased $14,000 resulting from increases in business volume. The remaining increase of $49,000 resulted from the increase in anticipated lapses and terminations in the Company's declining life insurance business.

Salaries and wages reflected a decrease of $74,000 or 13% for the first nine months of 1996. This decrease principally results from the accrual of $55,000 in compensation cost in 1995 as a result of the obligation relative to past services resulting from the adoption of an executive compensation plan in May 1995 and salary continuation payments to certain retired executives in 1995 of $27,000.

Actuarial and other professional fees decreased from $112,000 for the first nine months of 1995 to $96,000 for the nine months ended September 30, 1996. This $16,000 decrease was the direct result of less legal and actuarial services in 1996. During 1995 legal fees approximated $25,000 and included final billings relative to previously accrued litigation settlements and cost relating to the sale of certain assets. In 1996, legal fees approximated $17,000. Additionally actuarial fees decreased approximately $12,000 due to less cost related to new product development.

Other general operating expenses increased by $26,000 for the first nine months of 1996 as compared to the same period in 1995. This net increase was a combination of several factors including (i) an increase in non-deferrable renewal commissions of $69,000; (ii) an increase of $31,000 resulting from director fees under the executive compensation plan; (iii) a decrease in the cost of outside computer processing of $51,000 due to a migration to in-house processing; (iv) a decrease in 1996 of $30,000 as compared to 1995 resulting from the write-off of the Company's remaining investment in U. S. Star during the first quarter of 1995, and (v) cost containment measures in controllable expenses.

Management believes that the cash flow generated from the Company's insurance operations, investment income and proceeds from sales and maturities of investments will be sufficient to meet its current and future operating requirements. The Company is monitoring the volume of new accident and health business written in 1996 in order to manage the possible cash flow and statutory surplus effects resulting from the related acquisition expenses to secure such business in the first year.


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

ITEM 6. Exhibits and Reports on Form 8-K

(a)       Exhibits:


          NONE

(b)  Reports on Form 8-K:

        On October 30, 1996, a Form 8-K was filed disclosing that on October 25, 1996 the Company had entered into a written agreement wherein 100% of its outstanding stock would be acquired in a stock exchange with another company, subject to regulatory and shareholder approval.




                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       AMERICAN INVESTMENT NETWORK, INC.
                       (Registrant)


 November 8, 1996      /s/ H. Harold Crumpler
                         H.   Harold   Crumpler,   Executive   Vice
President/Treasurer



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