Form 10KSB
period 1996-12-31
AMERICAN INVESTMENT NETWORK INC
filed 1997-04-01
CIK 901514

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549

                                    FORM 10-KSB


(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996


                              Commission file number 0-21572

                             AMERICAN INVESTMENT NETWORK, INC.
                        (formerly Great American Investment Network, Inc.)
                           Name of Small Business Issuer in Its Charter

Mississippi                                                74-2447294
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification Number)

660 Lakeland East Drive, Flowood, Mississippi              39208
(Address of Principal Executive Offices)                   (Zip Code)

(601)936-2090
(Issuer's telephone Number, Including Area Code)


Securities registered under Section 12 (b) of the Exchange Act:
NONE

Securities registered under Section 12 (g) of the Exchange Act:

                                   CLASS "A" COMMON, NO PAR VALUE
                                          (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X           No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form 10-KSB, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                  X


The Registrant's revenues for its most recent fiscal year were $3,105,403.

The aggregate market value of the voting stock held by non-affiliates (computed by reference to the average of the high and low sales prices for 1996 of $.50 per share) as of March 1, 1997 was $2,512,132.

The number of shares issued of AIN's Class A and Class B Common Stock as of March 1, 1997 was 5,025,490 and 2,500, respectively. There were 3,276 shares of treasury stock held as of March 1, 1997. The total number of shares outstanding as of March 1, 1997 was 5,024,264.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of AIN's Proxy Statement to be filed in connection with AIN's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.






ITEM I.  BUSINESS

     American Investment Network, Inc., (formerly Great American Investment Network, Inc.) a Mississippi corporation, ("AIN") was incorporated January 15, 1987. The Company was organized to serve as a parent company of a life insurance company and other subsidiary companies dealing with insurance and financial services.

     Presently, the Company owns 100% of the outstanding capital stock of United Security Life Insurance Company, a Mississippi domestic life insurance company ("USLI") and The Gain Agency, Inc., a Mississippi corporation ("Agency").

      From the inception of the Company in January, 1987, until May 1990, the Company was in a development stage of organizational planning, receiving capital through a private intrastate offering and a public intrastate offering, establishing operating procedures, training a staff in USLI, acquiring its insurance agency business, and buying and renting an office building. Its principal revenues were from interest on invested capital, rental from the portion of its building rented to outsiders and agency commissions.

      AIN's Board of Directors has entered into a Plan and Agreement of Exchange of shares between and among Citizens, Inc. and Citizens Insurance Company of America located in Austin, Texas. The Plan and Agreement is dated October 28, 1996. It provides for the holders of each issued and outstanding share of AIN's Class A and Class B common stock to be exchanged for shares of Citizens, Inc. The shareholders of AIN are to receive one (1) share of Citizens Class A common stock for each seven and two-tenths (7.2) shares of American's Class A or Class B stock. The Plan and Agreement is subject to the approval of regulatory authorities and shareholders. Neither of these approvals had been received on March 28, 1997.

UNITED SECURITY LIFE INSURANCE COMPANY

      Effective December 31, 1994, AIN purchased Financial Security Life of Mississippi (FSL), a Mississippi domestic life insurance company and USLI and FSL were merged. FSL was the surviving company and simultaneously with the merger the name of the surviving company was changed to United Security Life Insurance Company. In compliance with the requirements of the Mississippi Department of Insurance, certain operating transactions of both companies were combined in the annual statutory financial statement for 1994. Statutory gain from operations in 1996 and 1995 were approximately $4,000 and $13,000. On a generally accepted accounting principle basis, net (loss) income of USLI approximated $(203,000) in 1996 and $293,000 in 1995.

      As of December 31, 1996, USLI had $55,585,000 of life insurance in force and $19,277,000 in accidental death benefits. Of the life insurance in force, USLI reinsured $30,760,000 and retained $24,825,000. The maximum retention by USLI on any one life for life insurance policies is $20,000. It reinsured all of the accidental death benefit coverage. USLI had 6,214 accident and health policies with $2,037,000 of annualized premium in-force. Reinsurance is provided for amounts in excess of $25,000 on any one claim in any calendar year on the cancer policy. Additionally, during 1996, the Company entered into reinsurance agreements which provide coverage of claims in excess of various amounts on several of its other accident and health policies and riders.

      USLI has approximately 300 full and part time licensed representatives. These agents are licensed to sell life, accident and health insurance products and USLI will be recruiting additional agents in the nine states it is authorized to sell its products.

INSURANCE PRODUCTS

      USLI offers customary forms of life insurance, including non-participating whole life, decreasing term, level term policies, and a participating whole life policy. It has begun offering a limited line of supplementary health policies. Its leading life policy in the past has been the "Lifetime Accumulator," a participating whole life insurance policy. This policy differs from the usual offering of life insurance in that the premium is uniform but the amount of insurance varies by the age of the proposed insured. The product is sold, therefore, in premium units rather than in face amount units. While this policy is written only on persons at ages 0 - 40, other life insurance products are offered at ages 0 - 70.

      The Lifetime Accumulator, by being sold at ages less than 40 and in small insurance amounts,does not usually require a medical examination of the proposed insured. Examinations are obtained if the amounts exceed the usual published guidelines of the company. These guidelines affect all of its life insurance products.Electrocardiograms, X-rays, blood profiles and urinalysis are obtained. USLI can, and does, request records from the proposed insured's attending physician, and it obtains investigative consumer reports as well. Applications must be submitted on every proposed insured with questions of a medical nature asked. Also questions regarding driving, habits, hazardous sports and flying re asked. Supplementary questionnaires are also obtained where required on aviation and hazardous avocations.The underwriting department may always request additional information of this nature where indicated by responses on the application.

     Through 1993, USLI had written primarily the Lifetime Accumulator, which accounted for approximately 98% of premium income. During latter 1993, the company shifted its marketing thrust to non-participating ordinary life products and supplementary accident and health products. For 1996, 36% of premium income was from life policies and 64% was from accident and health policies. The persistency of the products has followed the Company's actuarial projection for the products and lapses have not exceeded the assumptions. It is anticipated that a major portion of the premium revenues in 1997 will come from the accident and health products.

      As mentioned above, USLI writes various forms of life insurance, and since early 1994 it has developed several new supplementary health insurance products, ie:cancer, hospital indemnity, mental illness, outpatient sickness, catastrophic illness, emergency accident, intensive care, disability income, and Medicare supplement.

      USLI plans to aggressively mass market these products through various companies employee groups. Premiums will be employer paid or paid through payroll deduction. USLI has been very selective in its acceptance of the life insurance risks. USLI can issue life insurance on a rated premium substandard basis up through Table 16 (400% extra mortality), but in so doing it will reinsure all of the risk. USLI only issues through Table 4(100% extra mortality) on its Lifetime Accumulator policy to improve the mortality and potential profitability on that product line. The substandard risks are those that by reason of health, occupation or avocation fall outside the normal anticipated mortality levels of the general population as developed by the actuarial sciences. USLI, prior to January 8, 1993, retained $15,000 of life insurance on any one life; on January 8, 1993 it increased its retention to $20,000 on any one life. It reinsures all of its accidental death risk. USLI also has a reinsurance agreement on its cancer policy which limits its claim risk to $25,000 in any calendar year on any one claim. It also reinsures various amounts on several other health products.

      The applications for accident and health policies which USLI issues are underwritten. Applications or applicants personal medical history records which show pre-existing medical conditions will be declined or the policy will be issued with exclusion endorsements. In those instances where the employer pays a portion of the premium and at least 75% of the employees apply for the coverage, the policies may be issued covering pre-existing conditions.

      USLI's selling efforts are not usually concentrated on any one economic, occupational, hazard or age group. The Lifetime Accumulator is the only exception, and that is an exception due to limiting the age of proposed insureds to a maximum of 40. As a result of the acquisition of FSL, the marketing territory for USLI was expanded from three to nine states. The direct sale of policies for the immediate future is limited to Alabama, Arizona, Arkansas, Indiana, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. The company's products are generally competitive with those of other insurers in those states.

      The Company's actual lapse ratios are well within the lapse assumptions used in the development of the liability for future policy benefits.

      The Company has a conservation program in place where a representative of the Company contacts any policyholder whose policy has lapsed in an attempt to retain the business. Because the Lifetime Accumulator product was sold primarily to company shareholders as opposed to sophisticated product shoppers in a competitive environment, no excess lapsation is expected to occur even though dividend reductions have and will occur.

      Substandard life risk will not be offered with the supplementary health insurance products. Standard and substandard life risk are offered separately from the health products. All of the company's life policies may be issued sub-standard whereby an extra premium is charged the insured provided there is an increased mortality risk due to health or life style of the individual. Additionally, a special guaranteed issue whole life policy is offered exclusively to individuals who are substandard risk.

ADMINISTRATION

      Prior to 1996, the issuance of policies, billing, preparation of commission and production statements, posting of premium payments and serving policyholders through computerized communications was performed by Wakely & Associates, an unaffiliated service company in Florida. Management developed in 1995 its own data processing equipment and programs for the administration of the accident and health business, life products and general accounting. All policy administration and general accounting functions began being processed in the Company's home office effective March 31, 1996. This eliminated approximately $5,000 each month in service fee expenses.

      Actuarial services for the development of new policies and rates are per-formed by the actuarial firm of Allen Bailey and Associates, Austin, Texas.

SALES

      USLI's policies are being sold by direct licensed representatives and licensed general agents. None of these agents has underwriting authority. The commissions paid are believed by Management to be competitive with commissions paid by other life insurance companies in the states in which the company is licensed to operate. USLI is aware that there is considerable competition for obtaining qualified agents and that it will be competing with well-established life insurance companies for agents to sell its policies. USLI will also recruit agents from among persons who are not now engaged in the selling of life and accident and health insurance, and USLI expects to train such agents. USLI presently has approximately 300 licensed agents. The agents recruited and licensed by USLI hold licenses with other companies and possibly could sell other companies' policies that are similar in some respects to USLI's policies. This arrangement is quite common with companies that recruit and license general agents.

      Effective with the acquisition and merger of FSL on December 31, 1994, USLI became licensed in the states of Alabama, Arizona, Arkansas, Georgia, Indiana, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. The Company's insurance policies are being submitted to all these states Insurance Departments for approval and agents are being recruited to sell the products in those states, except Georgia, in which USLI does not meet that states minimum capital and surplus requirements in order to sell its products.

INVESTMENTS

          USLI invests and reinvests certain of its reserves and other funds. A part of its income will be derived from this source. The investments of USLI are limited as to type and amount by the Mississippi insurance laws which are designed to insure prudent investment policies.

         The investment of capital, paid-in and operating surplus and other funds of insurers organized under the laws of the State of Mississippi is specified by Mississippi Insurance Code 83-19-51. This statute includes general and specific limitations on investments, records of investments and other matters. The Mississippi insurance law regulating investments and other aspects of the management of insurance companies is designed primarily for the protec-tion of policyholders rather than investors.

         The administration of USLI's investment portfolio is handled by a committee of its Board of Directors with consultation and advice from experienced professional investment experts from J. C. Bradford and Company.
The guidelines used require that bonds, both government and corporate, are of the highest quality and comprise a majority of the investment portfolio. The assets selected are intended to mature in accordance with the average maturity of the insurance products and to provide the cash flow for USLI to meet its policyholder obligations. The type, quality and mix will enable USLI to compete effectively in the life insurance marketplace and to provide appropriate interest margins to assure its continued solvency and attain profitability.

         The Mississippi Insurance Code allows an insurance company a lesser premium tax if up to 25% of its investments are invested in the State of Mississippi including Mississippi corporation, state, county, and other sub-division bonds. It is and has been the policy of USLI to invest its assets in a percentage in excess of the Mississippi requirement, contingent on the availability in the market of these securities, both for purposes of incurring the lower premium tax and returning USLI's appreciation for the support given to it by the AIN shareholders and USLI policyholders.

         In both 1996 and 1995 net investment income represented approximately 9.4%, and 9.0% respectively of the Company's total revenues. Investment balances which are held principally by USLI, and investment results for the two years ended December 31, 1996, are as follows:

        Investments at     Unrestricted             Investment        Investment
        Amortized Costs    Cash        Total          Income             Yield

1996    $3,702,365         $282,277    $3,984,642     $290,417             7.3%

1995    $3,599,517         $121,102    $3,720,619     $294,807             7.6%


     Investment yield reflects net investment income on the sum of average invested assets plus average investment income accrued.

     The following table compares USLI's fixed maturity investment portfolio at amortized cost by investment rating category as of December 31, 1996 and 1995.

                            Rating        12/31/96       Rating     12/31/95
                            Class   Amount     Percent   Class   Amount Percent

U. S. Treasury and other
   government agencies            $  461,608     17.0        $  580,371     22.2
Public utilities and industrial
   and miscellaneous:
          Class            1       1,344,680     49.5      1    1,056,888   40.5
          Class            2         810,167     29.9      2      876,574   33.6
          Class            3          98,673      3.6      3       98,477    3.7
                                  $2,715,128    100.0          $2,612,280  100.0

     The ratings used in the above schedule are those used by the Securities Valuation Office of the National Association of Insurance Commissioners and compare generally to the Moody and Standard and Poor's bond ratings as follows:

    SVO RATING       MOODY & STANDARD & POOR

          1          AAA, AA, A                         Highest Quality
          2          Baa, BBB                           High Quality
          3          Ba, BB                             Medium Quality
          4          B                                  Low Quality
          5          Caa, Ca, CCC, CC                   Lower Quality
          6          CI, D                              In or Near Default

The Company has classified all its investments as securities available-for-sale which are carried at fair value. As of December 31, 1996, the unrealized loss of the Company's available-for-sale security portfolio approximated $15,000 and was presented as a component of stockholders' equity.

REINSURANCE

     As is customary among insurance companies, USLI will reinsure with other companies portions of the life insurance risks it will underwrite. The two principal types of reinsurance treaties commonly in use in the industry are the "automatic" and the "facultative" agreements. Under an "automatic" treaty, the reinsurer agrees that it will assume liability automatically for the excess over the company's retention limits on any application acceptable to USLI. Under a "facultative" treaty, the reinsurer retains the right to accept or reject any reinsurance submitted, after a survey of each individual application. In order to gain advantage of the reinsurer's underwriting experience in evaluating applications for insurance, USLI may submit some applications for insurance to the reinsurer on a facultative basis, and, if the reinsurer rejects any such application as an unsatisfactory risk, USLI will also reject the application.

     If the application exceeds the Company's automatic binding limit, it must send the application and all underwriting papers to the appropriate reinsurer according to the alphabetical split (per the reinsurance treaty) for their underwriting action. The amount of the automatic binding limit is set at $200,000. This limit is ten times the Company's life retention, and it may be increased as USLI's retention increases. USLI may send any application on a facultative basis to the appropriate reinsurer, if after evaluation of the underwriting information, USLI's underwriter wishes to take advantage of the reinsurer's enlarged data base and experience for additional underwriting input. If the case is rejected by the reinsurer, USLI must also reject the application.

     The primary purpose of reinsurance agreements is to enable an insurance company to reduce the amount of its risk on any particular policy and, by re-insuring the amount exceeding the maximum amount the insurance company is willing to retain, to write policies in amounts larger than it could without such agreements. The effect of reinsurance is to transfer a portion of the profit, if any, on the insurance ceded to the reinsurer. Even though a portion of the risk may be reinsured, USLI will remain liable to perform all obligations imposed by the policies issued by it and is liable if its reinsurer should be unable to meet its obligation under the reinsurance agreements. It should be noted that when insurance is reinsured under either a facultative or automatic arrangement, a portion of the premium received on that policy is still utilized to post the required actuarial reserves to cover the risk. USLI's general policy is to reinsure business with insurance companies with an A.M. Best and Company rating of "A" or better.

     USLI's life reinsurance is being ceded through automatic and facultative treaties to two unaffiliated insurance companies. These reinsurance companies are Business Men's Assurance Company, Kansas City, Missouri, and Optimum Re, Irving, Texas, both rated "A" by A.M. Best and Company.

     It is the practice of USLI to reinsure all accidental death benefit risks that are written with the Participating Lifetime Accumulator or with other forms of insurance.

     USLI has reinsurance agreements with Reliastar Financial Corporation, Minneapolis, Minnesota, Life Reassurance Corporation of American, Stanford, Connecticut, and Reassurance Company of Hanover, Orlando, Florida which provide coverage of claims in excess of various amounts on several of its accident and health policies.

RESERVES

     In accordance with the Mississippi insurance laws and regulations under which USLI operates, USLI has set up actuarially computed reserves as liabilities to meet the obligations on the policies it writes. These reserves are the amounts which, with additions from premiums to be received and with interest on such reserves, compounded annually at certain assumed rates, are calculated to be sufficient according to accepted actuarial principles to meet USLI policy obligations as they mature. The various actuarial factors are determined from mortality tables and interest rates in effect when the policies are issued. The reserves to be included in statutory filings will be valued on a basis that meets the requirements of law in Mississippi.

REGULATION AND SPECIAL ACCOUNTING PRACTICES RELATING TO LIFE INSURANCE
COMPANIES

     Mississippi insurance laws and regulations generally govern the accounting practices and prescribe the procedures and forms for financial reports of insurance companies. Reports prepared in accordance with the prescribed statutory accounting practices are primarily intended to insure the ability of an insurance company to meet its obligations to policyholders and do not necessarily reflect going concern value. Balance sheets prepared in accordance with statutory accounting practices are designed primarily to reflect the financial position of insurance companies from the standpoint of solvency. Certain of the prescribed or permitted accounting practices differ in some respects from generally accepted accounting principles (GAAP) followed by other business enterprises in determining financial position and results of operations.

     Basically, a life insurance company's gross income is generated from two sources, premiums and investment income. The cost of placing new policies in force may exceed the premiums received for the first year. In subsequent policy years some of these costs, such as commissions, medical examinations and investigative expenses, are reduced substantially or do not recur. Also, policy lapses and surrenders are generally greater in the first few years that policies are in force. Although the costs of acquiring new business are large and generally not duplicated thereafter, statutory accounting procedures for insurance companies and state laws and regulations designed to protect policyholders provide that the entire amount of acquisition costs must be charged to operations currently, instead of being spread over the life of the policies. As a result of this and other factors, new insurance companies normally show no profit on a statutory accounting basis in their early years of operation.

     The interests of policyholders and of the public in the financial integrity of the life insurance industry make it important and proper that the solvency of life insurance companies be demonstrated to insurance regulatory authorities. Solvency must be continuously demonstrated for a life insurance company to be permitted to offer its services to the public.

     The National Association of Insurance Commissioners has established a model act for insurance companies regarding risk-based capital. Risk based capital is a method of measuring the amount of capital appropriate for an insurance company to support its overall business operations in light of its size and risk profile. It provides a means of setting the capital requirement in which the degrees of risk taken by the insurer is the primary determinant. The four major risks involved are:

Asset risk.                     This is the risk of asset default.

Insurance risk.                 This is the risk of adverse mortality and
                                morbidity experience.

Interest rate risk.             This is the disintermediation risk of
                                policyholders withdrawing funds.

Business risk.                  This is normal business and management risk.

     A company's risk based capital is calculated by applying a factor to various assets, premium and reserve items, where the factor is higher for those items with greater underlying risk and lower for less risky items. The adequacy of a company's actual capital may then be measured by its risk based capital ratio, that is, the ratio of its total capital, as defined by the formula, to its risk based capital. In addition to providing a new standard for minimum capital, risk based capital standards will be used by regulations to set in motion appropriate regulatory actions relating to insurers which show signs of weak or deteriorating condition. The first level requires company action. The three levels of regulatory action and involvement are:

Level A: Identifies situations requiring the initial level of regulatory scrutiny.

Level B: Identifies situations requiring a detailed investigation of the company.

Level C: Identifies the minimum level of total adjusted capital below which state conservatorship shall be required.

     As of December 31, 1996, USLI had a statutory-basis paid-in capital and surplus of $2,325,096. This capital and surplus is invested in government obligations, corporate bonds, and other investments currently permitted by the insurance company investment laws of the State of Mississippi.

     Pursuant to the laws and regulations of the State of Mississippi, USLI is presently required to maintain minimum capital of $400,000 and minimum surplus of $600,000. These minimum requirements may require amendment as a result of recently adopted risk based capital requirements effective for 1993 as issued by the National Association of Insurance Commissioners. The Total Adjusted Capital for USLI at December 31, 1996 was $2,388,568 and the Risk Based Capital was $112,211. No action is required by USLI regarding its capital and surplus.

     The insurance laws of the State of Mississippi also provide that a life insurance company will be assessed a lower premium tax if up to 25% of the life company's investments are in Mississippi securities. The management of USLI has invested its assets in a manner to incur the lower tax rate.

     Statutory accounting requires that the policy reserve liabilities be increased in each year that a policy is in force. The amount of the reserves is recorded as an expense for statutory accounting purposes. Cash received from renewal premiums, net of amounts used for current operations, is invested by a life insurance company in accordance with applicable state law. Income earned on invested assets becomes operating income to the life insurance company to the extent that it exceeds the interest required to be added to reserves.

     The financial statements presented to shareholders, the public, and the Securities and Exchange Commission are required to be prepared in conformity with generally accepted accounting principles. The objective of these statements is to provide reliable financial information about economic resources and obligations of a business enterprise and changes in net resources resulting from its business activities, measured as a going concern. To the extent that the accounting practices prescribed or permitted by state regulatory authorities differ from generally accepted accounting principles, appropriate adjustments will be made including, but not limited to the following:

     1. Premiums are recognized as revenues over the premium-paying period and future benefits and expenses are related to such premium revenues resulting in the recognition of profits over the life of the insurance contracts. This relationship is accomplished by a provision for future policy benefit liabilities and amortization of deferred policy acquisition costs.

     2. Certain assets designated as "non-admitted assets" for statutory purposes (normally office equipment and agents' balances) are included in the balance sheet. In this connection, the Registrant will purchase all office equipment and lease it to USLI at prevailing lease rates for purposes of generating operating revenues for the Registrant.

      3. The Asset Valuation Reserve is reclassified as retained earnings rather than as a liability.

      4. Deferred federal income taxes are provided for differences in the timing of recognition of certain items of income or expense for tax and financial statement purposes. These temporary differences relate primarily to different methods of calculating policy reserves, treatment of acquisition costs, and recognition of deferred and uncollected premiums.

     In common with other insurance companies operating in Mississippi, USLI is subject to the regulation and supervision of the Mississippi Insurance Commissioner. After making application for admission and receiving proper license, USLI will operate in other states and, at that time, will be subject to regulation and supervision in any other state where it may be permitted to transact business. Such regulation is primarily for the benefit and protection of insurance policyholders rather than shareholders of insurance companies. Broad administrative powers are possessed by the Mississippi Department of Insurance and other supervising agencies. Although the powers differ from state to state, in general they include authority to grant and revoke licenses to transact business, to be an agent, to supervise premium rates, to approve the form of insurance contracts, to supervise the form of financial statements filed with such agency, to regulate capital requirements, to regulate the investment portfolio, to regulate insurable interest on one life and to require the filing of a detailed annual report. USLI's business and accounts will be subject to examination by the Mississippi Department of Insurance. Such regulation includes the filing of financial statements by USLI, periodic reporting and examination by the insurance regulatory authorities, and review of transactions between members of the holding company group.

     State laws regulating insurance holding companies such as AIN may signifi-cantly limit the ability of USLI to pay, or AIN's ability to cause USLI to pay or make dividends, loans or advances to AIN.

     Under insurance guaranty fund laws, insurers doing business in states having such laws can be assessed up to prescribed limits for policyholder losses incurred by insolvent companies. Mississippi and the other states in which USLI is licensed have guaranty fund laws and USLI has been assessed amounts under these laws of $41,695 for 1996 and $446 for 1995. While actual assessments for the last three years have been immaterial, the amount of any future assess-ments on USLI under this law cannot be reasonably estimated. State laws provide for carrying the assessed amounts as an asset and amortizing the amount over a five year period by deductions from premium taxes. Management is not aware of any known uncertainties relating to future assessments that would materially impact the Company's liquidity or results of operations. Additional discussion regarding the guaranty fund is included in the Management's Discussion and Analysis.

     Mississippi, in which USLI is licensed to do business, regulates insurers and their affiliates under insurance holding company legislation. Under such laws, transactions by USLI with GAIN or any other future affiliates may be subject to prior notice or approval depending on the size of the transaction in relation to their financial position.

     Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include employee benefit regulation, securities regulation concerning insurance products, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles and proposed legislation to more fully subject insurance companies to antitrust laws.

COMPETITION

     The life insurance industry is highly competitive. There are approximately 2,100 life insurance companies in the United States and approximately 750 life insurance companies licensed to do business in Mississippi. Many of them are well-established firms with fine reputations, offering a broader line of insurance policies, having larger selling organizations and having greater financial resources than USLI. Many of these companies operate on a mutual basis, which may give them a competitive advantage over USLI on certain types of policies due to the fact that all profits accrue to the policyholders.

EMPLOYEES

     As of December 31, 1996, AIN had 18 full time and 4 temporary employees. Agents marketing USLI's insurance portfolio are designated by the USLI as independent contractors and are not considered employees.

THE GAIN AGENCY, INC.

     Prior to April 1995 the Agency was a general insurance agency selling property and casualty insurance for various insurance companies. In April 1995, the Agency sold its inforce business and certain net assets. Prior to this sale, the Agency received commissions from various insurance companies on the premiums collected from the policies sold by the Agency. Commission and other income received by the Agency approximated $65,000 in 1995. The Agency had no business activity in 1996 except the receipt of principal and interest on a note receivable executed in April 1995 for the sale of its assets.

     After negotiations between AIN's management and Mr. John U. White, Jr., the manager of the Gain Agency, Inc., an agreement was reached to sell to Mr. White the in-force property and casualty business which had been produced by the Gain Agency, Inc. The agreement also included the sale of net book value of certain assets and liabilities in The Gain Agency, Inc. After an independent appraisal of the in-force business and the other assets, the Board of Director's approved the sale for the sum of $180,000 and a definitive contract was executed effective April 1, 1995.

     The gain on disposition and the income (loss) from operations of the Agency have been accounted for as discontinued operations.

     The Board of Directors has no immediate plans for the future use of The Gain Agency, Inc.

U.S. STAR INTERNATIONAL, INC.

     On November 5, 1993, AIN acquired controlling interest in U. S. Star International, Inc., a Cayman Island corporation. This company was acquired to serve as an entity to purchase the foreign reinsurance license in Mexico for USLI and to serve as the marketing agency for USLI's international sales opera-tion. USLI was licensed in Mexico as a foreign reinsurer on March 14, 1994.

     The Board of Directors determined that the objective to get USLI licensed in Mexico as a foreign reinsurer had been accomplished and that U. S. Star International could not serve any other immediate useful purpose. The Board decided to terminate AIN's interest in U. S. Star International and a contract was executed to this effect on April 28, 1995. Accordingly, the Company's investment of $30,000 was written off in 1995 as foreign operations marketing expense.

ITEM 2:              DESCRIPTION OF PROPERTY

     AIN owns a two story brick building and lot located at 660 Lakeland East Drive, Flowood, Mississippi. There is approximately 13,600 square feet in the building which is leased to USLI. AIN and its wholly owned subsidiaries occupy approximately 7,500 square feet. The remaining space in the building is leased to third party tenants at approximately $8 per square foot. As of December 31, 1996, the building and lot had a cost basis of approximately $564,000. The building is being depreciated over thirty-two years by the straight-line method. Its carrying value as of December 31, 1996 approximated $371,000.

     On December 19, 1994, the mortgage on the property was refinanced with Merchants and Farmers Bank, Brandon, Mississippi. The refinancing allowed AIN to receive cash of $175,000 from the equity in the property which was used to purchase Financial Security Life of Mississippi. The property received a current appraisal of $925,000. The mortgage amount at December 31, 1996 was approximately $509,000 with an interest rate of prime plus 1 and 1/2 percent. Principal and interest payments are approximately $5,800 per month. The note is secured by a deed of trust on the building and lot. The rental income received from third party tenants totaled $54,000 in 1996 and $52,000 in 1995.

     There are several commercial office buildings located in the area of the property which have rentable office space. This creates a highly competitive market and there may be periods of time when AIN is unable to find suitable tenants.

     AIN carries insurance on the property of $750,000 which represents approxi-mately $200,000 more than the purchase price paid by AIN. It is management's judgement that there is adequate insurance coverage on the property.

     The occupancy rate of the property was 100% as of December 31, 1996.

     The tax value is carried at $438,000 with a tax base of approximately $66,000. The realty tax rate is .11187 and the current annual realty taxes approximate $7,000.

     Management believes that its corporate office building will be adequate for AIN and its subsidiaries' anticipated growth for the next several years.

ITEM 3:              LEGAL PROCEEDINGS

     The Registrant was a party to legal proceeding filed on December 20, 1990 in the Chancery Court, First Judicial District, Hinds County, Mississippi.

     The principal parties: Plaintiffs were Tillman Insurance Agency, Inc. and Robert Tillman. Defendants were the Gain Agency, Inc., American Investment Network, Inc., Walter L. Shelton, Jesse L. Byrd, and Sam Dunlap.

     Description of facts underlying the proceedings: In 1988, the Gain Agency, Inc., a wholly owned subsidiary of American Investment Network, Inc. bought the book of business of a general insurance agency in Philadelphia, Mississippi; namely, the Tillman Insurance Agency, Inc. The purchase price was to be twenty-five percent (25%) of the commission income from the book of business for the life of the plaintiff, Robert Tillman. The commission income was not as great as the plaintiff anticipated and in fact has ceased altogether. The plaintiff claims the conduct of the defendants caused this reduction in the commission income and was seeking actual and punitive damages.

    Relief sought: Actual damages of $500,000 and punitive damage of $5,000,000.

    On March 3, 1995, an out of court settlement agreement was executed by all parties wherein the defendants will pay to the plaintiffs the sum of $180,000 including attorneys fees (discounted to a present value of $150,000). An initial amount of $35,000 was paid on the settlement date and the balance will be paid in installments over a period of 5 years beginning April 1, 1995. Nothing contained in any of the settlement documents shall be deemed an admission by any party thereto for purposes of the Civil Action. Adequate reserve provisions have been included in the 1995 and 1996 consolidated financial statement.

     USLI is a party to legal proceedings filed on December 5, 1995 with the Circuit Court of Lee County, Mississippi.

     The principal parties are Donald and Karen Mayo, Plaintiffs and United Security Life Insurance Company, Defendant.

     The complaint results from USLI's denial of a claim for benefits under a policy issued by USLI. The policy provides benefits for up to twelve (12) out-patient treatments for Chiropractic service for an individual and up to thirty-six (36) for a family. The complainant had thirty-two treatments. USLI paid for the first twelve and denied benefits for the additional treatments which is in accordance with the policy provisions. The plaintiff contends she was entitled to benefits for the additional treatments because she purchased a policy with family coverage.

     The plaintiff is requesting in her suit that she be awarded actual and punitive damages in an amount to be determined by a jury, but no less than $100,000.

     Legal counsel is unable to render an opinion on the estimated outcome of these matters as they are presently in discovery stage. However, management intends to vigorously defend these matters and, is of the opinion that the ultimate outcome of these matters will not result in a material adverse effect on the consolidated financial statements. Accordingly, no provision for any loss or liability has been provided in the consolidated financial statements.

     USLI is a party to legal proceedings filed on February 5, 1996 in the Circuit Court of Lee County, Mississippi.

     The principal parties are David Anderson and Marty Stanford, d/b/a Premier Insurance Agency and Chiropractic National Associations, Plaintiffs; United Security Life Insurance Company, Defendant.

     The plaintiffs were licensed in 1994 with USLI as insurance agents to solicit and sell insurance policies to pay primarily for chiropractic services. The plaintiffs allege the following: (1) that the defendant refused to pay claims which were owed, (2) that the defendant arbitrarily refused to pay the chiropractic doctors five percent fees claiming that it was illegal, (3) that the defendant placed "riders" on certain of the policies which were so broad to eliminate any coverage at all, (4) that the company threatened plaintiffs with potential criminal prosecution if false claims were made of which the purpose for this was to discourage the making of claims. The plaintiffs allege that they have suffered damages because their reputations have been greatly damaged and they have suffered extreme mental anxiety and stress by reason of the defendant's action in these matters. The plaintiffs are claiming for unspecified punitive damages.

     Legal counsel is unable to render an opinion on the estimated outcome of these matters as they are presently in discovery stage. However, management intends to vigorously defend these matters and, is of the opinion that the ultimate outcome of these matters will not result in a material adverse effect on the consolidated financial statements. Accordingly, no provision for any loss or liability has been provided in the consolidated financial statements.

ITEM 4:              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, since the last annual meeting held May 7, 1996.


                                       PART II


ITEM 5: MARKET AND DIVIDENDS ON AIN'S CLASS A AND B COMMON EQUITIES AND RELATED STOCKHOLDER MATTERS.

     There are 15,000,000 shares authorized of Class "A" common stock of which 5,025,490 shares are issued and held by approximately 2,300 shareholders. There are 2,500 shares of authorized and issued Class "B" common stock which are held equally (833.33 shares) by Jesse L. Byrd, Walter L. Shelton, and Ben S. Yandell. There are 3,726 shares of Treasury stock.

     The Class "A" common shares have been traded on a very limited basis between individuals. On January 30, 1996, the National Association of Securities Dealers, Inc. cleared a request to allow the buy and sell trans-actions of the Class A Common stock to be shown on Over-The-Counter Electronic Bulletin Board. Over-The-Counter Electronic Bulletin Board is an electronic computer system whereby securities dealers have access to information regarding the trading of shares of various companies' stock. The symbol for the Registrant's stock is GANI. Morgan Keegan and Company has agreed to match buyers and sellers of the stock to the best of their ability in an effort to create a market. None of the Class B Common stock has traded and there is no market.

     The present policy of AIN's Board of Directors is to retain funds for the operation and expansion of AIN and its subsidiaries. There have been no cash dividends paid on the Class A Common or the Class B Common, and the Board of Directors of AIN has no immediate plans for the payment of dividends but, from time to time will review this policy in light of AIN's earnings, financial condition and other relevant factors. AIN currently intends to retain the major portion of any future earnings to finance the development and expansion of its business and does not contemplate the payment of cash dividends in the foreseeable future. See Item 6 for a discussion of USLI's regulatory dividend restrictions.

    An Incentive Stock Plan for employees was approved by shareholders on May 3, 1994. There were 147,500 share options outstanding on December 31, 1996. No options have been exercised. A copy of the Employee Stock Plan is included by reference to the proxy statement sent to the shareholders for the annual share-holders meeting of May 3, 1994.

     AIN's shareholders adopted, at the Annual meeting on May 3, 1994, an amend-ment to the Articles of Incorporation wherein the Articles were restructured to equalize the rights of the shareholders of the Class A Common and the Class B Common. A copy of the amendment is included by reference to the proxy statement sent to the shareholders for the annual shareholders meeting of May 3, 1994.

     AIN's Board of Directors adopted on November 11, 1994, an Executive Compen-sation Plan and Agreement for Walter L. Shelton, Chairman and Jesse L. Byrd, Vice Chairman. The compensation plan and agreement was presented to Share-holders and approved at the annual meeting on May 2, 1995. A copy of the plan is enclosed herewith by reference to the proxy statement filed in connection with the 1995 Annual Shareholders' meeting. In connection with the adoption of this plan, the Company accrued the minimum obligation relative to past services which approximated $55,000 at December 31, 1996 and 1995.

    On May 7, 1996, stockholders of the Company approved the adoption of an Agents' Stock Option Plan for eligible agents licensed with the Company wherein 200,000 shares of Class A common stock were reserved for option as directed by the Board of Directors. Under the terms of the plan, agents writing premiums which exceed certain minimum levels will be granted options at an exercise price equal to fair value at the date of grant. There have been no options granted under the arrangement.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

        This section discusses and analyzes AIN's results of operations, financial condition, and the changes in financial condition. Also included is information regarding AIN's operation that may not be evident in the financial statements. This analysis should be read in conjunction with AIN's consolidated Financial Statements and related notes included elsewhere in this form.

Proposed Sale of Company

        On October 25, 1996, the Company signed a definitive written agreement whereby Citizens Insurance Company of America, (CICA), Austin, Texas, a wholly-owned subsidiary of Citizens, Inc. (Citizens) will acquire 100% of the outstanding shares of the Company for shares of Citizens Class A common stock.

        Pursuant to the terms of the agreement, which is subject to approval of regulatory authorities and shareholders of the Company, CICA will issue one share of Citizens Class A common stock it owns for each 7.2 shares of the Company's Class A and Class B common stock issued and outstanding. CICA expects to issue approximately 700,000 shares of Citizens common stock to consummate the transaction. Management anticipates that the sale will occur during 1997.

Liquidity and Capital Resources

        AIN was initially capitalized though a private placement of stock followed by two intrastate stock offerings. A total of $4,481,000, net of commission and other costs of issuance, was received through these offerings principally for the purchase and capitalization of the insurance subsidiary, USLI, and the insurance agency subsidiary, The GAIN Agency.

        The capital funds contributed to USLI were invested in fixed maturities and equity securities. The fair values of the Company's total portfolio approximated $3,687,000 as of December 31, 1996. The net investment income received from these investments, plus unrestricted cash (effective yield of 7.3% in 1996) and premiums received from insurance policies represent the primary sources of operating funds for USLI. Investment income and portions of the asset account provide sources for operating funds as needed. In addition, AIN receives rental income from the lease of office space in its home office building. USLI leases the entire building from AIN and in 1996 and 1995 paid approximately $136,000 in rental income (approximately $10 per square foot) to AIN. Another possible source of operating funds to AIN is dividends from its subsidiaries. There have been no dividends paid to AIN by either subsidiary. Mississippi insurance regulations limit the amount of dividends USLI is permitted to pay without prior approval by the Department of Insurance of the State of Mississippi to the lesser of statutory earnings, as defined to include the prior two years, or ten percent of capital and surplus. As of December 31, 1996, approximately $201,000 was available for dividends to AIN without such approval.

     Management believes that AIN's retained cash, its investment and lease income, and its source for subsidiary dividends, as well as principal and interest collections received from a note receivable relating to the sale, during 1995, of its in-force business and certain other net assets of its agency subsidiary will be sufficient to finance its short term operations and its present forecast of long term needs.

     For its principal subsidiary, USLI, management believes that cash flows from operations and proceeds from investment maturities will be sufficient to finance current and forecasted operations, which do not anticipate significant outlays of cash for ordinary life claim settlements within the next three to five years due to the type of insureds covered. During 1996, USLI continued a significant increase in the volume of accident and health claims as a result of its penetration and emphasis into the limited benefit accident and health insurance business. Total claims paid increased to $618,000 in 1996 compared to $490,000 in 1995. USLI anticipates that the volume of accident and health claims will increase in 1997. However, the Company's positive cash flow in 1996 and the maturities of investments should provide proceeds more than sufficient for its operations. The Company has classified its marketable securities as available-for-sale which will provide an additional source of liquidity as needed.

     Since 1993, the Company has had an aggressive mass marketing program to sell limited benefit accident and health policies the premiums for which are collected through company monthly payroll deduction from the policyholder's employer. Total revenues in 1996 included approximately $1,725,000 of accident and sickness premiums. The accident and health polices in force on December 31, 1996, will generate approximately $2,037,000 in annualized premiums. Management anticipates this program will generate additional sources for liquidity and operational needs for USLI through increased revenues.

     A regular triennial examination of USLI was conducted by the Mississippi Department of Insurance in 1994 for the period of January 1, 1990 through December 31, 1993. Recommendations of the examiners had no material effect on the financial conditions or operational results of the Company.

     AIN, or its insurance subsidiary are not a party to any surplus relief re-insurance or any other agreement wherein reserve credits would be disallowed and the likelihood of such an agreement is remote. Further, there are no transaction or items in USLI's statutory surplus which has enhanced the statutory surplus and which has been eliminated in the preparation of the consolidated GAAP financial statements.

Financial Condition

     Total assets as of December 31, 1996 were $7,688,000, an increase of $200,000 from December 31, 1995. Significant changes within the Company's composition of assets and liabilities compared to the 1995 year end related principally to (i) a general decline in the fair values of the Company's fixed maturity and preferred stock securities resulting from market and economic changes, (ii) anticipated increases in assets and liabilities related to the Company's growth in the accident and health insurance market, and (iii) the payment of contingent liabilities resulting from a prior acquisition. As of December 31, 1996, the Company's unrealized loss on marketable securities available for sale was $15,000 compared to an unrealized gain of $48,000 as of December 31, 1995.

     Cash and cash equivalents increased $66,000 as compared to December 31, 1995, exclusive of the decrease in cash previously restricted. Included in this amount were the proceeds from the issuer of one of the fixed maturity invest-ments held by the Company, the proceeds of which were invested in cash equivalents. Restricted cash decreased $95,000 (as well as the corresponding liability included in accounts payable and other liabilities at December 31,
1995) as a result of the settlement of certain liabilities and contingencies of a prior acquisition for which seller funds were escrowed. As of December 31, 1996, the Company's deferred policy acquisition cost increased $64,000 as compared to December 31, 1995 and future policy benefit and unpaid claims liabilities increased an aggregate of $429,000. Substantially all of this increase is related primarily to accident and health products. Other policy-holder funds increased $105,000 principally as a result of dividend accumulations relating to the insurance subsidiary's life products (principally the Lifetime Accumulator Policy which is a participating policy requiring dividend benefit accruals).

     Notes and accounts receivable decreased $33,000 as compared to December 31, 1995. Of this decrease, approximately $12,000 related to collections on a note receivable pursuant to the sale of the inforce business and certain net assets of the Company's insurance agency subsidiary to a former officer. This sale occurred in 1995 and the note which bears interest at 7.5% per annum, is payable in monthly installments of $2,006, including interest, and approximated $152,000 as of December 31, 1996. Additionally, due and unreceived premiums which are included in notes and accounts receivable, decreased approximately $21,000 as remittances by corporate employers of the premiums collected through payroll deductions.

      Other assets increased $41,000 as compared to December 31, 1995. This was primarily due to guaranty fund assessments of approximately $40,000 for which the Company is entitled to future credits against future premium taxes.

      Included in accounts payable and other liabilities as of December 31, 1996 and 1995 was approximately $55,000 accrued as a minimum obligation under an executive compensation plan for two executives. The plan provides for future and past services in the form of benefits that could range from a minimum fixed benefit of $20,000 to a maximum benefit of $100,000 annually for each of the executives over a ten year period. Benefits in excess of the fixed minimum are based upon a specified ratio of statutory net gain from operations to gross statutory premiums of the insurance subsidiary. Payments under the plan approximated $40,000 in 1996 and $27,000 in 1995. Management evaluates the propriety of the recorded obligation for past services at each reporting period based upon their best estimates of anticipated future statutory premium revenues and statutory operating gains.

Results of Operations

     Total revenues for the year ended December 31, 1996 were $3,105,000 compared with revenues of $3,151,000 for 1995 or a decrease of $46,000.

     Total premiums earned by the Company's insurance subsidiary decreased $44,000 compared to December 1995. The primary reason for the decrease relates to the decrease in the insurance subsidiary's life business. Life premiums decreased approximately $187,000 to $1,028,000 in 1996 compared to $1,215,000 in 1995. This is the result of the policyholders allowing coverage to lapse during 1996 as a result of the general decline in life insurance business and related marketing efforts. Accident and health premiums continued to increase in 1996 with premium revenues of $1,725,000 in 1996 compared with $1,582,000 in 1995. The Company began issuing accident and health products in latter 1993 and anticipates that this will represent its major market emphasis in 1997. The insurance subsidiary offers limited pay accident and health products principally through a mass marketing payroll deduction process.

     Net investment income decreased $4,000 or 1.5% for 1996 as compared to the prior year. Included in net investment income was interest income on the note receivable from the sale of the Agency of approximately $7,000.

     Policy benefits and claims increased $299,000 for year ended December 31, 1996 as compared to 1995. This increase is principally related to the growth in accident and health business. During 1996, accident and health benefits approximated $1,057,000 compared to total accident and health benefits in 1995 of $557,000. This included an increase in claims paid of approximately $128,000 and an increase in accident and health future policy benefits and unpaid claim liabilities of $372,000. Future policy benefits relating to life insurance policies decreased by $17,000 as policyholders allowed coverage to lapse during 1996 as a result of the general decline in life insurance business and related marketing efforts. As a result the change in future policy benefits decreased by $192,000. In addition claims paid, net of reinsurance, on life policies decreased by approximately $25,000. The remaining change related to a net increase in policyholder dividends of approximately $16,000.

     Amortization of deferred policy acquisition cost increased $196,000 for 1996 as compared to the same period of the prior year. Approximately $87,000 of this increase is due to anticipated increases related to the amortization of accident and health acquisition cost which approximated $257,000 in 1996 as compared to $170,000 in 1995. The remaining increase relates to anticipated run-off of the insurance subsidiary's life insurance business and related policy lapses or terminations during the year.

     Interest expense decreased $9,000 as a result of variable interest rate changes and reductions of amounts outstanding on the mortgage obligation.

     Depreciation and amortization approximated $77,000 during both 1996 and 1995. Approximately $85,000 of data processing equipment and related software was acquired during the year, however the resulting increase in depreciation was offset by assets which became fully depreciated in 1995.

     Other general operating expenses decreased approximately $68,000 for 1996 as compared to 1995. This decrease was a combination of several factors including a decrease in computer expenses of approximately $58,000. This decrease resulted from managements efforts to better utilize current data processing capabilities available from the Company's own computer equipment. Additionally, renewal commissions relating to the Company's insurance subsidiary's life insurance business decreased by approximately $26,000 as compared to the prior year. In 1995, the company conveyed its interest in US Star International, Inc., an inactive Cayman Island Corporation, to US Star's other shareholder and wrote-off its remaining investment of $30,000 which was included in total general operating expenses for 1995 as a reduction of foreign marketing subsidiary investment.

     Management believes that the cash flow generated from the Company's insurance operations, investment income and proceeds from sales and maturities of investments will be sufficient to meet its current and future operating requirements. The Company is monitoring the volume of new accident and health business written in order to manage the possible cash flow and statutory surplus effects resulting from the related acquisition expenses to secure such business in the first year.

     All insurers licensed to transact a life and health insurance business in Mississippi are members of the Mississippi Life and Health Insurance Guaranty Association. Membership in the association is required as a condition for authority to transact insurance in the State. For the purpose of providing funds necessary to carry out the powers and duties of the association each member insurer is assessed amounts that are required to pay the administrative, legal, and other expenses of the association and assessed amounts necessary to carry out the duties of the association regarding impaired or insolvent insurers operating in Mississippi. Actual assessments during 1996 approximated $42,000 while assessments in 1995 were immaterial. Future assessments cannot be reasonably estimated. Assessments are based on a factor calculated by the amount of premiums received by each company as it relates to the total premiums collected by all companies operating in the State and the amount of funds needed by the Association. USLI is subject to assessments by each state's Life and Health Guaranty Association in the states in which it is licensed to operate. Generally, each state will allow a percentage of the assessment as a credit against premium taxes each year until the total of the credits equal the assessment.


ITEM 7:              FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

          See index to consolidated financial statements on page F1.


ITEM 8: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There was no change in or disagreement with the Registrant's certified public accountants during the last two year period.

                                                   PART III

ITEM 9:        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The information required under this item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days from the fiscal year end.


ITEM 10:        EXECUTIVE COMPENSATION

     The information required under this item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days from the fiscal year end.


ITEM 11:        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

     The information required under this item is incorporated by reference to the Company's definitive proxy statement to be filed within 120 days from the fiscal year end.


ITEM 12:        CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     AIN maintains regular bank checking and money market accounts at a local bank of which one of AIN's founders and shareholders is a director. This bank also holds the mortgage on AIN's home office building. No compensation has been paid to this shareholder as a result of these account.

     Non-management directors of AIN and its life insurance subsidiary receive director's fees in the amount of $200 plus reimbursement for out-of-pocket travel expenses in connection with the attendance of each meeting of the Board of Directors. Messrs. Elton Cook, Will Henderson, and Shannon Williford, non-management directors, who are members of the Executive and Finance Committees, also receive $500 each month in connection with the monthly or more frequent meetings of the Executive and Finance committees.

     During September 1992, the Company entered into consulting arrangements with 13 of its original founders who subscribed for stock pursuant to its 1992 intrastate offering for purposes of solicitation of their advice, support and promotion of the Company through a consulting group. Consulting fees are based upon an 8.33% return on each respective founder's investment during the 1992 intrastate offering and payable over twelve years. Consulting fees paid approximated $42,000 in 1996 and in 1995. Future consulting fees will be approximately $42,000 annually.

     As indicated above, the primary purpose of the consulting arrangements with AIN's founders is for AIN to benefit from the expertise and influence through the advice, support, and promotion of a group of very successful business and professional individuals located in various areas of the State of Mississippi. AIN invites these founders to an annual meeting at the home office at which the management solicits their advice regarding marketing, investments and various other aspects of its operations. All through the year these founders are contacted by management and sales representatives for their recommendations as to prospects for insurance agents in their communities and applicants for life insurance coverage and, in addition, for property and casualty insurance written through AIN's subsidiary, The GAIN Agency. During AIN's stock offerings, numerous stock sales were made as a result of the promotion and recommendations given by these founders. None of the founders received any commission from stock sold during the offering which began October 2, 1991 and ended September 30, 1992.

     On August 23, 1996, the Company entered into employment agreements with four executive officers of the Company for a five year period. Under the terms of the agreements, severance benefits equal to one year's annual salary are available to these officers in the event the Company is sold or merged and the officers are required to relocate or terminate employment. No liability existed under these agreements at December 31, 1996.

ITEM 13:             FINANCIAL STATEMENTS AND EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION OF EXHIBIT


13.1 Audited Consolidated Financial Statements for the years ended December 31, 1996 and 1995

21                 Subsidiaries of Registrant
                   _______________________________________________

                   All other exhibits are either not applicable or have been previously filed and are incorporated herein by reference.


                                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INVESTMENT NETWORK, INC.

BY:s/H. Harold Crumpler
   H. Harold Crumpler, Executive Vice President,
   Treasurer, Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURES                                     DATE

s/H. Shannon Williford                                            03/25/97
H. Shannon Williford, Chairman of the Board of Directors

s/Jesse L. Byrd                                                   03/25/97
Jesse L. Byrd, Vice Chairman of the Board of Directors

s/John S. Camara                                                  03/25/97
John S. Camara, President, Director

s/H. Harold Crumpler                                              03/25/97
H. Harold Crumpler, Executive Vice President, Treasurer, Director

s/Phillip E. Faller                                               03/25/97
Phillip E. Faller, Vice President, Secretary, Director

______________________________________
H. Elton Cook, Director

______________________________________
Thomas S. Hayes, Jr., Director

______________________________________
Billy George Janous, Director

______________________________________
John T. Keeton, Jr., Director

______________________________________
L. Homer Martin, Jr., Director

s/Walter L. Shelton                                                   03/25/97
Walter L. Shelton, Director









                             SUBSIDIARIES OF REGISTRANT




NAME:                           UNITED SECURITY LIFE INSURANCE COMPANY

STATE OF INCORPORATION:         MISSISSIPPI




NAME:                           THE GAIN AGENCY, INC.

STATE OF INCORPORATION:         MISSISSIPPI






                                                            EXHIBIT 1






  AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES (FORMERLY GREAT AMERICAN INVESTMENT NETWORK, INC.)
  Consolidated Financial Statements
  Years Ended December 31, 1996 and 1995, and
  Independent Auditors Report

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
Consolidated Financial Statements:
  Independent Auditors Report                                            F-2
  Consolidated Balance Sheets - December 31, 1996 and 1995               F-3
  Consolidated Statements of Operations - Years Ended
     December 31, 1996 and 1995                                          F-5
  Consolidated Statements of Changes in Stockholders Equity - Years Ended
     December 31, 1996 and 1995                                          F-7
  Consolidated Statements of Cash Flows - Years Ended
     December 31, 1996 and 1995                                          F-9
  Notes to Consolidated Financial Statements                             F-11



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
  American Investment Network, Inc.
Jackson, Mississippi

We have audited the consolidated balance sheets of American Investment Network, Inc. (formerly Great American Investment Network, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of American Investment Network, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
Jackson, Mississippi
March 17, 1997



AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

ASSETS                                               1996                1995


SECURITIES  AVAILABLE FOR SALE - AT FAIR VALUE:


    Fixed maturities                              $  2,706,059      $  2,666,979

    Equity securities                                  981,163           980,600


                                                     3,687,222         3,647,579


OTHER ASSETS:

  Cash and cash equivalents                            282,277           121,102
  Restricted cash                                                         95,000
  Accrued investment income                             86,830            76,737
  Notes and accounts receivable, no allowance for uncollectible
    accounts deemed necessary                          305,795           339,172
  Reinsurance receivable                                34,552            35,393
  Property and equipment - net                         738,522           723,864
  Deferred policy acquisition costs                  2,305,365         2,241,403
    $18,000 (1996) and $7,000 (1995)                   247,423           206,338

TOTAL ASSETS                                      $ 7,687,986        $7,486,588

See notes to consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY              1996                 1995

LIABILITIES:
  Future policy benefits                       $  2,405,250         $  1,998,386
  Unpaid claims                                     163,214              140,777
  Unearned premiums                                 110,336               71,724
  Policyholders' dividend accumulations             836,352              731,454
  Accounts payable and other liabilities            202,559              315,976
  Note payable                                      509,128              526,447


           Total liabilities                      4,226,839            3,784,764

CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Class A common stock, participating,
     no par value; authorized 15,000,000
     shares, issued 5,025,490                     4,480,620            4,480,620
  Class B common stock participating,
     $1 par value; 2,500 shares authorized,
     issued and outstanding                           2,500                2,500
  Unrealized (loss) gain on securities
    available for sale                              (15,143)              48,062
  Retained earnings (deficit)                      (999,378)           (821,906)

                                                  3,468,599            3,709,276
  Less cost of treasury stock - 3,726 shares         (7,452)             (7,452)

           Total stockholders' equity             3,461,147            3,701,824

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  7,687,986         $  7,486,588






AMERICAN INVESTMENT NETWORK, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                          1996           1995

REVENUE:
  Premiums (net of ceded premium of $149,000 (1996) and
     $70,000 (1995)                                   $2,752,914    $ 2,797,260
  Net investment income                                  290,417        294,807
  Rental income                                           54,008         51,608
  Realized investment losses                                             (2,325)
  Other income                                             8,064          9,365

                                                       3,105,403      3,150,715

BENEFITS AND EXPENSES:
  Benefits and claims                                  1,406,297      1,107,183
  Amortization of deferred policy acquisition costs      644,754        449,204
  Interest expense                                        61,517         70,148
  Actuarial and other professional fees                  156,725        175,620
  Depreciation and amortization                           76,926         77,721
  Other expenses                                         240,602        308,273


  Reduction of foreign marketing subsidiary investment                   30,000

                                                       3,282,875      2,961,789


(LOSS) EARNINGS FROM CONTINUING OPERATIONS              (177,472)       188,926

DISCONTINUED OPERATIONS:
  Loss from operations                                                   (9,871)
  Gain on sale of agency subsidiary                                      47,133

                                                                         37,262

NET (LOSS) EARNINGS                              $    (177,472)     $ 226,188





AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                  1996                1995

NET (LOSS) EARNINGS PER COMMON SHARE:

  Continuing operations                   $      (0.04)        $      0.04
  Discontinued operations                                             0.01

  Net (loss) earnings                     $      (0.04)        $      0.05


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                               5,024,264            5,024,264

See notes to consolidated financial statements.
                                               (Concluded)


AMERICAN INVESTMENT NETWORK, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                      Common Stock
                                      Class A                   Class B
                                      Shares        Amount      Shares   Amount


BALANCE, JANUARY 1, 1995              5,025,490    $4,480,620    2,500   $2,500
    Unrealized gain on securities
      available for sale
    Net earnings


BALANCE, DECEMBER 31, 1995            5,025,490     4,480,620    2,500    2,500
    Unrealized (loss) on securities
      available for sale
    Net (loss)

                                      5,025,490    $4,480,620   2,500   $2,500

See notes to consolidated finanicial statements.







  Unrealized
  Gain (Loss)             Retained                                 Total
  on Marketable           Earnings                Treasury        Stockholders'
  Securities              (Deficit)               Stock           Equity


$  (374,653)        $   (1,048,094)          $   (7,452)          $ 3,052,921
    422,715                                                           422,715

                           226,188                                    226,188

     48,062               (821,906)              (7,452)            3,701,824

    (63,205)                                                          (63,205)
                          (177,472)                                  (177,472)

$   (15,143)         $    (999,378)         $    (7,452)          $ 3,461,147



AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                           1996           1995

OPERATING ACTIVITIES:
  Net (loss) earnings                                $  (177,472)    $  226,188
  Adjustments to reconcile net (loss) earnings to net cash
    provided by operating activities:
      Discontinued operations                                           (37,262)
      Realized loss on sale of investments                                2,325
      Reduction of foreign marketing subsidiary investment               30,000
      Provision for doubtful accounts                      3,140          4,243
      Amortization on investment premium and discounts       192           (157)
      Depreciation and amortization                       76,926         77,721
      Amortization of deferred policy acquisition costs  644,754        449,204
      Policy acquisition costs deferred                 (708,716)      (849,139)
      Decrease in restricted cash                         95,000        161,000
      Increase in accrued investment income              (10,092)       (26,417)
      Decrease (increase) in accounts receivable          18,062        (27,544)
      Decrease (increase) in other assets                (48,085)        (5,335)
      Decrease (increase) in reinsurance receivables         841          1,282
      Increase in liability for future policy benefits   406,864        212,382
      Increase in unpaid claims                           22,437         27,448
      Increase in unearned premiums and policyholders' dividend
        accumulations                                    143,510        160,593
      Increase in accounts payable and other liabilities(113,417)      (297,291)
      Decrease in net assets of discontinued operations                  16,676

           Net cash provided by operating activities     353,943        125,917

INVESTING ACTIVITIES:
  Cost of investments acquired                          (330,220)      (429,368)
  Proceeds from sale of investments                      210,000        238,000
  Proceeds from maturities and repayments of
     fixed-maturities investments                         17,180         22,053
  Property and equipment purchased                       (84,584)      (115,886)
  Collections on note receivable                          12,175          5,755


           Net cash used in investing activities        (175,449)      (279,446)


AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                    1996                1995

FINANCING ACTIVITIES -
  Repayments on notes payable               $    (17,319)       $        (9,116)


    Net cash used in financing activities        (17,319)                (9,116)


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               161,175               (162,645)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   121,102                283,747


CASH AND CASH EQUIVALENTS AT END OF YEAR    $    282,277        $       121,102


SUPPLEMENTAL INFORMATION:
  Non-cash activities:

    Change in unrealized (loss) gain on
      securities available for sale          $    (63,000)      $      423,000

    Sale of agency subsidiary in exchange for note receivable   $      170,000

  Interest paid                              $     54,000       $       60,000

See notes to consolidated financial statements.              (Concluded)



AMERICAN INVESTMENT NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business - American Investment Network, Inc. (formerly Great American Investment Network, Inc.) (AIN) was incorporated in 1987 for the purpose of acquiring stock in existing insurance companies and organizing and operating other companies in the financial services industry. AIN has two wholly owned subsidiaries, United Security Life Insurance Company (USLI) and The Gain Agency, Inc. (The Agency). Prior to 1995, AIN owned a 50.025% interest in U. S. Star International, Inc. (US Star), an inactive Cayman Island Corporation. In 1995, the Company conveyed its interest in US Star to US Stars other shareholder and wrote-off its remaining investment of $30,000, which is included in reduction of foreign marketing subsidiary investment.

Prior to April 1995, the Agency was a general insurance agency selling property and casualty insurance. In April 1995, the Agency sold all of its inforce business and certain net assets (see Note 2).

On May 10, 1990, USLI began selling and underwriting a participating modified whole life insurance policy which accounts for over 98% of its inforce life insurance policies and, in latter 1993, began a mass marketing program to offer limited benefit accident and health policies. The sale of accident and health products has been USLIs major focus during the past three years and presently it plans to offer additional competitive insurance products.

Prior to 1990 the Company incurred operating losses resulting from its develop-mental stages and as of December 31, 1996 had a cumulative deficit in retained earnings of approximately $999,000. For continued expansion of its operations, the Company will be dependent on (i) attaining and maintaining profitable opera-tions, (ii) possible additional equity offerings, and (iii) obtaining such additional financing as may be required from time to time. See Note 2 to the consolidated financial statements concerning a proposed sale of the Company.

a. Basis of Presentation - The accounts of AIN and its subsidiaries are stated on the basis of generally accepted accounting principles. For USLI, these principles differ in some respects from the statutory basis of accounting required by the Mississippi Insurance Department.

b. Principles of Consolidation - The consolidated financial statements include the accounts of AIN and its wholly-owned subsidiaries, USLI and The Agency (collectively the Company). All significant intercompany balances and transactions have been eliminated.

In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenues and expenses for the years then ended. Actual results could differ significantly from those estimates.

c. Securities Available for Sale - Fixed maturities of the Company include all debt securities and consists of bonds and notes with maturities beyond one year. Equity securities consist of non-redeemable preferred stocks.

The Company has classified all its equity and fixed maturity securities as securities available for sale, which are carried at fair value. Unrealized gains and losses are excluded from earnings and reported net of tax, as a separate component of stockholders equity. Securities within the available for sale portfolio may be used as part of the Company's asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors. The specific identification method is used to compute gains or losses on the sale of these assets. Interest and dividends earned on these assets are included in net investment income.

Fixed maturities and equity securities that reflect a market decline below cost or amortized cost that is deemed other than temporary are written down to net realizable value by a charge to earnings. Investment premiums and discounts are amortized by a method which approximates the interest method.

d. Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, the Company considers checking accounts and cash on hand to be cash and cash equivalents. Short-term investments are included in the invest-ments category in order to conform to insurance company reporting requirements.

e. Property and Equipment - Property and equipment are stated at cost. Major additions and betterments are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the related assets which range from five to thirty-two years.

f. Deferred Policy Acquisition Costs - The costs (consisting of commissions, premium taxes and other costs) which both vary with and are primarily related to the production of new insurance business are deferred and amortized over the anticipated premium paying period of the related policies in proportion to the ratio of the annual premium revenue to the total premium revenue anticipated. Such anticipated premium revenue is estimated using the same assumptions as are used for computing liabilities for future policy benefits.

g. Intangible Assets - Intangible assets consist of the cost of noncompete and employment agreements, acquired insurance license agreements, and the excess of cost over net assets of businesses acquired. These intangibles are being amortized by the straight-line method over their estimated lives, which range from five to twenty-five years.

h. Future Policy Benefits - The liabilities for future policy benefits have been determined by the net level premium method. The significant assumptions used to determine these liabilities are as follows:
                               Life                  Accident and Health
Interest rates       8% first five years graded to
                        7% at the fifteenth year        7%
Mortality and       85% of 1965-70 Male Select         50% (cancer) and 60%
  Morbidity             and Ultimate Table         (non-cancer) of Underwriting
                                                    Selection graded to 100%
                                                  after five years, 1980 CSO ALB
Withdrawals         22.5% first year graded to 5%  25% first year graded to 7.5%
(Lapse Rates)         in years eleven and later   (cancer) and 10% (non-cancer)
                                                   in years five and later

i. Unpaid Claims - Unpaid claims represent the estimated liabilities on claims reported to the Company plus a provision for claims incurred but not yet reported. The liability for unpaid claims is determined using both evaluations of each claim and statistical analyses and represents the estimated ultimate net cost of all claims incurred through the end of the reporting period.

j. Income Taxes - Prior to 1995, AIN and The Agency filed a consolidated income tax return and USLI filed its income tax return on a separate company basis. Beginning in 1995, the Company included USLI in a consolidated income tax return.

Deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

k. Premium and Commission Revenue Recognition - Premiums are recognized as revenue when due from policyholders. Benefits and expenses are associated with the earned premiums to result in recognition of profits over the life of the insurance contracts. This association is accomplished by accrual of the liability for future policy benefits on insurance in force and the amortization of deferred policy acquisition costs.

Loss from discontinued operations includes commission income (none of which was received from USLI) for insurance coverage, principally property and casualty, placed with underwriters. These revenues are recognized at the effective date of the policy.

l. Net (Loss) Earnings - Net (loss) earnings per common share is computed on the basis of the weighted average number of shares outstanding during the year.

m. Fair Values of Financial Instruments - The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents: The carrying amounts reported in the balance sheets for these financial instruments, including restricted cash, approximate their fair value.

Securities Available for Sale: Fair values for these financial instruments are based upon quoted market prices or dealer quotes, where available. If quoted market prices are not available, fair values are based upon quoted market prices of comparable instruments.

Note Receivable for Sale of Agency Assets: The fair value of the note receivable from the sale of agency assets is estimated by discounting the future cash flows using current rates at which a similar loan would be made to the borrower for the same remaining maturity.

Note Payable: The fair value of the note payable is estimated using rates currently available to the Company for debt with a similar term and remaining maturity.

n. Stock-Based Compensation - During 1996, the Company adopted Statement of Accounting Financial Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" and has applied the measurement requirements to the Agent's Stock Option Plan adopted in 1996 (see Note 9). No compensation cost has been recognized as no options have been granted under this plan.

The Company continues to measure compensation cost for the employee stock incen-tive plan (see Note 9), using the intrinsic value based method of accounting prescribed by Accounting Principles Board No. 25 "Accounting for Stock Issued to Employees".

2.    PROPOSED SALE OF COMPANY AND OTHER BUSINESS DISPOSITIONS

On October 25, 1996, the Company signed a definitive written agreement whereby Citizens Insurance Company of America, (CICA), Austin, Texas, a wholly-owned subsidiary of Citizens, Inc. (Citizens) will acquire 100% of the outstanding shares of the Company for shares of Citizens Class A common stock.

Pursuant to the terms of the Agreement, which is subject to approval of regulatory authorities and shareholders of the Company, CICA will issue one share of Citizens Class A common stock it owns for each 7.2 shares of the Company's Class A and Class B common stock issued and outstanding. CICA expects to issue approximately 700,000 shares of Citizens common stock to consummate the transaction. Management of the Company anticipates that the sale will occur during 1997.

In April 1995, The Agency sold all of the inforce business and certain net assets to a former officer of The Agency for approximately $180,000 of which $170,000 was received in the form of a five year note receivable. The sale resulted in a net gain of approximately $47,000. The gain on disposition of this business segment has been accounted for as discontinued operations. Revenues of the agency approximated $65,000 in 1995 prior to the sale. The note receivable from the former officer, which is included in notes and accounts receivables, approximated $152,000 (1996) and $164,000 (1995).

3.     RESTRICTED CASH

Pursuant to a business acquisition in 1994, the Company and the seller entered into certain agreements to indemnify the Company and the acquired company from certain liabilities and contingencies. In connection therewith, an escrow agreement was executed wherein $256,000 of the acquired company's assets, which would have been transferred to the seller, were deposited in an escrow account. In 1995, these assets were presented as restricted cash of the Company with a corresponding liability in accounts payable and other liabilities for certain potential contingencies. During March 1996, these contingencies were resolved and the Company released the remaining funds which were distributed to the seller and approximated $95,000.

4.    SECURITIES

The amortized cost and related approximate fair value of securities available for sale were as follows:
                                                Gross        Gross
                                 Amortized    Unrealized   Unrealized    Fair
                                 Cost          Gains        Losses       Value

1996
  Fixed Maturities:
    U.S. Treasury and other U.S. government
      agencies obligations    $  305,253                $   11,253    $  294,000
    State, county and municipal
      obligations                409,258     $  6,442                    415,700
    FHLB and GNMA certificates   156,355                     5,996       150,359
    Public utility bonds         781,614                    14,614       767,000
    Industrial bonds           1,062,648       16,352                  1,079,000

                             $ 2,715,128     $ 22,794    $  31,863    $2,706,059


  Equity Securities          $   987,237     $ 12,448    $  18,522    $  981,163


1995
  Fixed Maturities:
    U. S. Treasury and other U.S. government
      agencies obligations   $   306,458    $   1,000    $   4,458    $  303,000
    State, county and municipal
      obligations                214,188        3,862                    218,050
    FHLB and GNMA certificates   273,913        2,000        4,985       270,928
    Public utility bonds         806,544       10,671        3,714       813,501
    Industrial bonds           1,011,177       50,323                  1,061,500

                             $ 2,612,280    $  67,856    $  13,157    $2,666,979

  Equity Securities          $   987,237    $            $   6,637    $  980,600





Fixed maturity investments with an amortized cost of $1,161,000 in 1996 and $1,156,000 in 1995 (fair values of $1,160,000 in 1996 and $1,189,000 in 1995)
were held by and pledged to various states in which the Company is licensed pursuant to regulatory requirements.

The components of net investment income were as follows:
                                             1996               1995

Fixed maturities                        $   193,246       $   185,487
Equity securities                            91,225            95,483
Short-term investments                        4,033             3,860
Other                                         1,913             9,977

Net investment income                   $   290,417       $   294,807


Investment expenses were not material for any of the years presented.

The following is an analysis of the amortized cost and fair value of investments in fixed maturities at December 31, 1996, by contractual maturity:
                                                   Amortized             Fair
                                                   Cost                  Value

Due in one year                               $    100,080         $     101,000
Due after one year through five years              350,996               353,700
Due after five years through ten years           1,356,091             1,349,500
Due after ten years                                908,302               901,859

                                              $  2,715,128          $  2,706,059



Actual maturities may differ from contractual maturities because of the borrowers right to call or prepay obligations.

Proceeds from sales of fixed maturity securities approximated $210,000 in 1996 and $238,000 in 1995. There were no gross realized gains in 1996 and 1995. Gross realized losses approximately $2,000 in 1995 (none in 1996).

5.     PROPERTY AND EQUIPMENT

Property and equipment were as follows:
                                                  1996               1995

Land                                       $     80,000         $    80,000
Buildings                                       483,749             483,749
Furniture and equipment                         427,783             385,704

                                                991,532             949,453

Less accumulated depreciation                   253,010             225,589

Property and equipment, net                $    738,522         $   723,864



6.    REINSURANCE

The maximum amount of risk that USLI retains on any one life is $20,000. Life insurance coverage in excess of this retention limit, accidental death benefit coverage and substandard insurance risks are ceded to other reinsurers. For accident and health policies, the Company reinsures all of its cancer policies to provide reinsurance for all individual claims over $25,000 in any calendar year. In addition during 1996, the Company entered into other reinsurance agreements which provide coverage of claims in excess of various amounts on several other accident and health policies and riders. Under the terms of the life reinsurance contracts dated in May 1990, USLI received a commission allowance equal to 100% of first year premiums to be paid on the excess life coverage. Premiums ceded for the excess life coverage relating to the second and subsequent years approximated $71,000 in 1996 and $67,000 in 1995. Accident and health premiums ceded approximated $79,000 in 1996 and $3,000 in 1995.

Although ceding of insurance does not discharge the primary liability of the original insurer, insurance liabilities are presented net of reinsurance. The reinsured portion of the liabilities for future policy benefits for life products approximated $31,000 in 1996 and $35,000 in 1995 relating to insurance in force of $39,760,000 and $39,236,000, respectively, and is included in re-insurance receivables.

7.    NOTE PAYABLE

Note payable consisted of the following:
                                                     1996               1995

Prime plus 1.5% mortgage note (effective rates of
  9.75% in 1996 of 10.25% in 1995) payable in
  monthly installments of $5,751, including
  interest, with a balloon payment due on
  December 19, 1999 and collateralized by
  property with a carrying value of $371,000
  in 1996 and $386,000 in 1995                   $   509,128         $526,447


Aggregate future principal payments on the note payable were as follows:

Year Ended December 31,

1997                        $     20,261
1998                              22,328
1999                             466,539

                            $    509,128



8.    REGULATORY DISCLOSURES AND RESTRICTIONS

Pursuant to the laws and regulations of the State of Mississippi, USLI is required to maintain minimum capital of $400,000 and minimum surplus of $600,000. The approximate statutory capital and surplus and net income of USLI, as determined in accordance with statutory accounting practices required by the Department of Insurance of the State of Mississippi (the Department), were as follows:
                                                 1996                  1995

Statutory capital and surplus              $  2,325,000          $  2,372,000

Statutory net income and realized gains
 and losses                                $      4,000          $     13,000


Stockholders' dividends are payable out of statutory surplus of USLI with the approval of the Department, based upon limitations relating to statutory capital and surplus and statutory net income. As of December 31, 1996, approximately $201,000 was available for dividends to GAIN without prior approval by the Department.

The National Association of Insurance Commissioners (NAIC) adopted certain risk-based capital requirements effective for all insurance companies. These requirements provide a measurement of minimum capital appropriate for an insurance company to support its overall business operations based upon its size and risk profile which considers (i) asset risk, (ii) insurance risk, (iii) interest rate risk, and (iv) business risk. An insurance company's risk-based capital is calculated by applying a defined factor to various statutory based assets, premiums and reserve items, wherein the factor is higher for items with greater underlying risk. The adequacy of a company's capital is then measured by its risk-based capital ratio (the ratio of its total capital, as defined, to its risk-based capital).

The NAIC has provided levels of progressively increasing regulatory action for remedies when an insurance company's risk-based capital ratio falls below a ratio of 1:1. USLI was in compliance with these new minimum capital require-ments as follows:
                                                    1996                 1995

Total adjusted capital                        $ 2,389,000          $  2,431,000
Authorized control level risk-based capital       112,000               107,000
Ratio (in percentages)                              2,133 %               2,272%



9.    STOCKHOLDERS' EQUITY

Prior to 1995, the Company amended its articles of incorporation to equalize the rights of its two classes of common stock and provided for identical voting and participating rights.

On May 7, 1996, stockholders of the Company approved the adoption of an Agents' Stock Option Plan for eligible agents licensed with the Company wherein 200,000 shares of Class A common stock were reserved for option as directed by the Board of Directors. Under the terms of the plan, agents writing premiums which exceed certain minimum levels will be granted options at an exercise price equal to fair value at the date of grant. There have been no options granted under the arrangement.

Prior to 1995, the Company adopted a stock incentive plan for employees wherein 500,000 shares of unissued Class A common stock were reserved for option as directed by the Board of Directors. As of December 31, 1996, the Company had granted options to acquire 150,000 shares of Class A common stock at an exercise price of $1.80 per share (estimated fair value at date of grant) which were still outstanding. These options are exercisable at any time and expire at the earlier of November 29, 2003 or termination of employment. During 1996, 2,500 shares of the options previously granted were forfeited due to the termination of an employee.

10.   PARTICIPATING POLICIES

Approximately 98% of the Company's life insurance in force and 37% of total premium revenue in 1996 is participating whole life insurance. Dividends on these policies are payable at the discretion of the Board of Directors from divisible surplus as calculated using statutory accounting practices as required by law. All amounts allocable to policyholders have been accrued and none of the Company's retained earnings as reported was allocable to participating policies. No dividends are paid until the second annual premium has been paid in full. The accrued dividends on participating policies have been included in the liability for future policy benefits. Dividends, included in benefits and claims expense, approximated $356,000 in 1996 and $336,000 in 1995.

11.     LIABILITY FOR UNPAID CLAIMS

Activity in the liability for unpaid claims is summarized as follows:

                                              1996               1995

Balance at January 1                    $   140,777          $ 113,329
  Less reinsurance recoverables

Net Balance at January 1                    140,777            113,329

Incurred related to:
  Current year                              533,977            444,384
  Prior years                               106,319             73,514

Total incurred                              640,296            517,898

Paid related to:
  Current year                              511,540            416,936
  Prior years                               106,319             73,514

Total paid                                  617,859            490,450

Net Balance at December 31                  163,214            140,777
  Plus reinsurance recoverables

Balance at December 31                  $   163,214         $  140,777


Recoveries of settlements paid relating to reinsurance ceded approximated $42,000 in 1995 and 1996.

12.   INCOME TAXES

There was no provision for income taxes in 1996 and 1995 as a result of the utilization of net operating loss carryforwards and the offset of potential net deferred tax assets by valuation allowances. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1996 and 1995 are as follows:
                                              1996                1995

Deferred tax liabilities:
  Property and equipment               $    (61,754)       $    (34,900)
  Deferred policy acquisition costs        (682,993)           (681,889)
  Unrealized gain on securities
   available for sale                          -                 17,927

                                       $  (744,747)        $   (734,716)

Deferred tax assets:
  Unrealized loss on securities
    available for sale                 $      5,657        $       -
  Future policy benefit liabilities         810,763             646,926
  Deferred compensation liability            20,515              20,515
  Accrual for litigation                     25,664              35,127
  Operating loss carryforwards              306,979             281,283

                                          1,169,578             983,851
Valuation allowance                        (424,831)           (249,135)

                                            744,747             734,716

Net deferred tax asset                $       -             $     -



The valuation allowance increased by approximately $170,000 in 1996 and decreased by approximately $115,000 in 1995, exclusive of valuation changes related to the 1996 unrealized loss on securities available for sale.

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate to income from operations before income taxes as follows:
                                                1996                1995

Taxes calculated at federal statutory rate  $    (60,340)       $      76,904
Increases (decreases) resulting from:
  Change in deferred tax valuation allowance
     and utilization of operating loss
     carryforwards                                63,750              (61,888)
  Other                                           (3,410)             (15,016)

                                    $        -          $        -

At December 31, 1996, the Company had net operating loss carryforwards for income tax reporting purposes available to offset future taxable income as follows:

Year of Expiration                       USLI             Gain

2004                                                 $ 263,000
2005                                                   220,000
2006                                                    46,000
2007                                                    60,000
2008                                                    96,000
2009                                                    53,000
2010                                                    58,000
2011                                $   24,000           3,000

                                    $   24,000       $ 796,000



The Company has not been examined by the Internal Revenue Service for any of the periods presented.

13.   TRANSACTIONS WITH RELATED PARTIES

In a prior year, the Board of Directors approved the expenditure of up to $200,000 for purposes of determining the feasibility of marketing certain of its products in Mexico and obtaining license approval of USLI as a foreign re-insurer. As of December 31, 1994, the Company had expended the $200,000, including the purchase of an investment in an inactive foreign corporation approximating $30,000. Expenses charged to operations include the write-off of the investment of the foreign corporation, US Star, in 1995 of $30,000. Considering the current economic conditions in Mexico and the instability of the current Mexican government, management has suspended any additional foreign operations marketing activities and conveyed its interest in US Star to US Star's other shareholder.

On May 2, 1995, shareholders of the Company approved an executive compensation plan and agreement for the Company's Chairman and Vice Chairman of the Board. Pursuant to the non-qualified compensation plan, the executives will receive the greater of fixed annual compensation of $20,000 each or 1% of statutory premium revenues of USLI up to a maximum premium amount of $10,000,000 (equivalent to annual benefits of $100,000 each). The 1% is reduced based upon the ratio of statutory net gain from operations to gross statutory revenues. The plan is effective for a ten year period beginning May 2, 1995. In connection with the adoption of this plan, the Company accrued the minimum obligation relative to past services, based upon its best estimates of anticipated future statutory premium revenues and statutory operating gains. This obligation, which approximated $55,000 at December 31, 1996 and 1995, is included in accounts payable and other liabilities. Compensation expense paid to the executive officers pursuant to this plan approximated $40,000 in 1996 and $27,000 in 1995.

The Company entered into consulting arrangements with certain of its original founders who subscribed for stock for purposes of solicitation of their advice, support and promotion of the Company through a consulting group. Consulting fees are based upon an 8.33% return on each respective founder's original investment and payable over twelve years. Consulting fees incurred approximated $42,000 in 1996 and in 1995.

Prior to the sale of its inforce business and certain net assets in April 1995, The Agency had entered into an employment and non-competition agreement with an officer of The Agency which provided for payment to the officer of amounts equal to 40% of all commissions earned by The Agency while the officer was employed. The agreement further provided that the officer would own 50% of all new business produced after the date of his employment with a first right of refusal between The Agency and the officer for the purchase or sell of its respective 50% ownership at such time as the officer retired or terminated employment.
This arrangement was considered in the negotiation and sale of the inforce business (see Note 2). Compensation expense paid to the officer under this arrangement approximated $18,000 in 1995.

14.   COMMITMENTS AND CONTINGENCIES

The Company has been named defendant in two litigation matters resulting from the denial of claim benefits under a policy issued by USLI. Legal counsel is unable to render an opinion on the estimated outcome of these matters as they are presently in discovery stage. However, management intends to vigorously defend these matters and is of the opinion that the ultimate outcome of these matters will not result in a material adverse effect on the consolidated financial statements. Accordingly, no provision for any loss or liability has been provided in the consolidated financial statements.

Prior to 1995, the Company was a defendant in litigation filed by the former owner of an insurance agency acquired by the Agency wherein the plaintiff sought damages for alleged failure to make payments due under a purchase agreement for a specified percentage of renewal commissions. On March 3, 1995, an out-of-court settlement was reached wherein the Company agreed to pay over a five year period installments aggregating $180,000, including plaintiff legal costs. The Company accrued the present value of this settlement which is included in accounts payable and other liabilities and approximated $68,000 and $94,000, respectively, as of December 31, 1996 and 1995.

On August 23, 1996, the Company entered into employment agreements with four executive officers of the Company for a five year period. Under the terms of these agreements, severance benefits equal to one year's annual salary are available to these officers in the event the Company is sold or merged and the officers are required to relocate or terminate employment. No liability existed under these agreements at December 31, 1996.

15.     FAIR VALUE DISCLOSURES

The carrying values and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 were as follows:
                                         1996                    1995
                                Carrying      Estimated   Carrying  Estimated
                                  Value       Fair Value   Value    Fair Value

Financial Assets:
  Securities available for sale $3,687,222  $3,687,222   $3,647,579  $3,647,579
  Cash and cash equivalents        282,277     282,277      121,102     121,102
  Restricted cash                                            95,000      95,000
  Note receivable from sale of
    agency assets                  152,070     179,000      164,245     184,444

Financial Liabilities -
  Notes payable                  $ 509,128  $  510,000    $ 526,447   $ 522,337



The estimated fair values are significantly affected by assumptions used, principally the timing of future cash flows, the discount rate, judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent quotes and, in many cases, the estimated fair values could not necessarily be realized in an immediate sale or settlement of the instrument. Potential tax ramifications related to the realization of unrealized gains or losses that would be incurred in an actual sale and/or settlement have not been taken into consideration.

* * * * * *