Form 10KSB/A
period 1996-12-31
AMERICAN INVESTMENT NETWORK INC
filed 1997-04-02
CIK 901514

March 31, 1997



Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549

Re:     American Investment Network, Inc., Form 10KSB
        (formerly Great American Investment Network, Inc.)

Gentlemen:

Please accept for filing the Form 10KSB/A, Exhibit 27 of the above referenced registrant for the period of December 31, 1996.

Sincerely,

s/H. Harold Crumpler


Executive Vice President/Treasurer

HHC:lp












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

The number of shares outstanding of AIN's Class A and Class B Common Stock as of March 1, 1997 was 5,025,490 and 2,500, respectively. There were 3,276 shares of treasury stock held as of March 1, 1997. The total number of shares outstanding as of March 1, 1997 was 5,024,264.


                                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of AIN's Proxy Statement to be filed in connection with AIN's 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.