Form 10QSB
period 1997-03-31
AMERICAN INVESTMENT NETWORK INC
filed 1997-05-14
CIK 901514

May 13, 1997

Securities and Exchange Commission
450 Fifth Street, NW.
Washington, D.C.  20549

Re:  American Investment Network, Inc.
       (formerly Great American Investment Network, Inc.) - Form 10-QSB

Gentlemen:

Please accept for filing the Form 10-QSB of the above referenced registrant for the period ended March 31, 1997.

Enclosed are eight copies; one copy with manual signatures and seven copies with printed signatures.

Sincerely,



H. Harold Crumpler
President, Treasurer and Chief Executive Officer

HHC:ll

Enclosures (8)







FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For The Quarterly Period Ended:			March 31, 1997

Commission File Number:				0-21572

AMERICAN INVESTMENT NETWORK, INC.
(formerly Great American Investment Network, Inc.
(Exact name of registrant as specified in its charter)

	Mississippi							74-2447294
(State or other jurisdiction of incorporation				(I.R.S. Employer
or organization)							Identification No.)

   660 Lakeland East Drive, Flowood, Mississippi			39208
(Address of principal executive offices)				(Zip Code)

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

As of March 31, 1997, there were outstanding 5,021,764 shares of registrant's Class A common stock, no par value per share and 2,500 shares of Class B common stock, par value $1 per share.


AMERICAN INVESTMENT NETWORK, INC.

FORM 10-QSB

TABLE OF CONTENTS

FOR THE QUARTER ENDED MARCH 31, 1997

			Page

PART I.	Financial Information

		Item 1.	Consolidated Balance Sheet (Unaudited)
			as of March 31, 1997	3

			Consolidated Statements of Operations (Unaudited)
			for the Three Months Ended March 31, 1997 and 1996	4

			Consolidated Statements of Cash Flows (Unaudited)
			for the Three Months Ended March 31, 1997 and 1996	5-6

			Notes to Consolidated Financial Statements (Unaudited)	7

		Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations	8-10

PART II.	 Other Information

		Item 1.	Legal Proceedings	11

		Item 2.	Changes in Securities	11

		Item 3.	Default Upon Senior Securities	11

		Item 4.	Submission of Matters to a Vote of Security Holders	11

		Item 5.	Other Information	11

		Item 6.	Exhibits and Reports on Form 8-K	11







Part I.	Financial Information

ITEM 1:	AMERICAN INVESTMENT NETWORK AND SUBSIDIARIES
       	Consolidated Balance Sheet (Unaudited)

			                                                   March 31, 1997

ASSETS:

SECURITIES AVAILABLE FOR SALE:
	Fixed maturities		                                     $2,816,811
	Equity securities	                                        977,901
            Total investments	                           3,794,712

OTHER ASSETS:
	Cash and cash equivalents	                                118,450
	Accrued investment income	                                 85,262
	Notes and accounts receivable 	                           293,885
	Reinsurance receivable	                                    58,674
	Property and equipment - net	                             729,472
	Deferred policy acquisition costs 	                     2,377,145
	Intangible and other assets	                              236,345

TOTAL ASSETS	                                           $7,693,945

LIABILITIES AND STOCKHOLDERS' EQUITY:

LIABILITIES:
	Future policy benefits	                                $2,624,374
	Unpaid claims	                                            180,246
	Unearned premiums 	                                       142,152
	Policyholder's dividend accumulations	                    841,753
	Accounts payable and other liabilities	                   230,609
	Note payable	                                             504,429
            Total liabilities                            4,523,563

STOCKHOLDERS' EQUITY:
	Class A Common Stock, participating, no par value
	    15,000,000 shares authorized; 5,025,490 shares
	    issued 		                                           4,480,620
	Class B Common Stock, $1 par value;
	    2,500 shares authorized, issued and outstanding 	       2,500
	Unrealized loss on marketable securities 	                (75,902)
	Retained earnings (deficit)	                           (1,229,384)
			                                                      3,177,834
	Less:  Cost of treasury stock  -  3,726 shares	            (7,452)
             Total stockholders' equity                  3,170,382

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY 	            $7,693,945
See notes to consolidated financial statements.

Part I.	Financial Information (Continued)

ITEM I:	AMERICAN INVESTMENT NETWORK AND SUBSIDIARIES
		      Consolidated Statements of Operations (Unaudited)

				                                                   Three Months Ended
				                                                       March 31,
			                                                      1997	        1996
REVENUE:
	Premiums	                                         $   729,727	     $661,522
	Net investment income	                                 76,547	       68,068
	Other income	                                          14,563	       14,911
			                                                    820,837	      744,501

BENEFITS AND EXPENSES:
	Benefits and claims	                                  548,168	      360,474
	Amortization of deferred policy acquisition costs	    133,930	      129,560
	Interest expense	                                      15,125	       16,704
	Salaries and employee benefits	                       164,289	      167,178
	Actuarial and other professional fees	                 73,835	       33,167
	Depreciation and amortization expense	                 23,954	       21,472
	Other expenses	                                        91,542	       97,003
			                                                  1,050,843	      825,558

NET LOSS		                                        ($   230,006)	  ($  81,057)

NET LOSS PER COMMON SHARE			                            ($0.05)	      ($0.02)

WEIGHTED AVERAGE COMMON
	SHARES OUTSTANDING			                               5,024,264	    5,024,264


See notes to consolidated financial statements.




Part I.	Financial Information (Continued)

ITEM 1.	AMERICAN INVESTMENT NETWORK AND SUBSIDIARIES
		      Consolidated Statements of Cash Flows (Unaudited)

				                                                       Three Months Ended
					                                                           March 31,
			                                                         1997	       1996
OPERATING ACTIVITIES:
	Net loss		                                              ($230,006)	($ 81,057)
	Adjustments to reconcile net loss to net cash
	  provided by operating activities:
		Depreciation and amortization	                            23,954	    21,472
		Amortization of deferred policy acquisition costs	       133,930	   129,560
		Decrease in restricted cash		                                        95,000
		(Increase) decrease in accrued investment income,
		    accounts receivable and other assets	                 (1,570)	    5,913
		Policy acquisition costs deferred	                      (205,710)	 (213,095)
		Increase in liability for future policy benefits
		    and unpaid claims	                                   236,156	   133,491
		Increase in unearned premiums and policyholders'
		    dividend accumulations	                               37,217	    19,235
		Increase (decrease) in accounts payable and other
		    liabilities	                                          28,050	  (101,697)

NET CASH PROVIDED BY OPERATING
	ACTIVITIES	                                               22,021	      8,822

INVESTING ACTIVITIES:
	Purchases of investment securities available for sale 	 (200,000)
	Proceeds from sales, maturities and repayments of
	    fixed-maturities investments	                         31,751 	    13,414
	Property and equipment purchased	                        (12,900)	   (29,593)

NET CASH USED IN INVESTING ACTIVITIES	                   (181,149)	   (16,179)



Part I.	Financial Information (Continued)

ITEM 1.	AMERICAN INVESTMENT NETWORK AND SUBSIDIARIES
		      Consolidated Statements of Cash Flows (Unaudited) (Continued)


			Three Months Ended
			               March 31,
			1997	1996

FINANCING ACTIVITIES:
	Repayments of notes payable 	                      ($  4,699) 	 ($  2,870)

NET CASH USED IN FINANCING ACTIVITIES	                 (4,699)	     (2,870)

NET DECREASE IN CASH AND
	CASH EQUIVALENTS	                                   (163,827)    	(10,227)

CASH AND CASH EQUIVALENTS AT
	BEGINNING OF PERIOD 	                                282,277	     121,102

CASH AND CASH EQUIVALENTS AT
	END OF PERIOD 	                                     $118,450	    $110,875

SUPPLEMENTAL INFORMATION:
	Non-cash activities:
        Change in unrealized gain (loss) on marketable
            securities available for sale 	        ($  60,759)	 $  86,055

	Interest paid 	                                      $15,000	    $16,000

	Income taxes paid 	                                  $  -0-	     $ -0-


See notes to consolidated financial statements.




ITEM 1.	Financial Information (Continued)


AMERICAN INVESTMENT NETWORK, INC.
AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Three Months Ended March 31, 1997
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

The consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996, and the notes related thereto.




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

Pursuant to the terms of the agreement, which is subject to approval of shareholders of the Company, CICA will issue one share of Citizens Class common stock it owns for each 7.2 shares of the Company's Class A and Class B common stock issued and outstanding. CICA expects to issue approximately 700,000 shares of Citizens common stock to consummate the transaction. Regulatory authorities have approved the sale and management anticipates that the sale will occur during 1997.

Liquidity and Capital Resources

Management believes the Company's retained cash, its investment and lease income, and its source for subsidiary dividends, as well as principal and interest collections received from a note receivable relating to the sale of its agency subsidiary's in-force business and certain other net assets in a prior year, will be sufficient to finance its short-term operations and its present forecast of long-term needs. The Company continues to monitor the volume of new accident and health business written in order to manage the possible cash flow and statutory surplus effects resulting from the related acquisition expenses to secure such business in the first year.

Financial Condition

Total assets as of March 31, 1997 were $7,694,000, an increase of $6,000 from December 31, 1996. Significant changes within the Company's composition of assets and liabilities compared to the 1996 year end related principally to a general decline in the fair values of the Company's fixed maturity and preferred stock securities resulting from market and economic changes and anticipated increases in assets and liabilities related to the Company's growth in the accident and health insurance market. As of March 31, 1997, the Company's unrealized loss on marketable securities available for sale was $76,000 compared to an unrealized loss of $15,000 as of December 31, 1996.

Cash and cash equivalents decreased $164,000 as compared to December 31, 1996. Included in this decrease was the purchase of an investment security of $200,000 and the deposit of the proceeds from one security sale of $31,000. As of March 31, 1997, the Company's deferred policy acquisition costs increased $29,000 as compared to December 31, 1996 and future policy benefits, unpaid claims liabilities and unearned premiums increased an aggregate of $268,000. Substantially all of this increase is related primarily to the increased volume of in-force accident and health products.


ITEM 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations (Continued)

Notes and accounts receivable decreased $12,000 as compared to December 31, 1996. Of this decrease, approximately $4,000 related to collections on a note receivable pursuant to the sale of the Company's insurance agency subsidiary's inforce business and certain net assets to a former officer. This sale occurred in 1995 and the note which bears interest at 7.5% per annum, is payable in monthly installments of $2,006, including interest, and approximated $148,000 as of December 31, 1996. Additionally, due and unreceived premiums, which are included in notes and accounts receivable, decreased approximately $5,000 as compared to December 31, 1996. This decrease was primarily related to the timing of remittances by corporate employers of the premiums collected through payroll deduction.

Other assets decreased $9,000 as compared to December 31, 1996. This was primarily due to the use of prepaid guaranty fund assessment credits applied against premium tax payments on returns filed.

Accounts payable and other liabilities increased approximately $28,000 in 1997 as compared to December 31, 1996. This increase included approximately $18,000 relative to amounts due to reinsurers for reinsurance premiums and $10,000 accrued relative to consulting arrangements with certain of its original founders through a consulting group formed to promote the Company. This group receives consulting fees based upon an 8.33% return on each respective founder's original investment and is payable over twelve years. Included in accounts payable and other liabilities as of March 31, 1997 and December 31, 1996 was approximately $55,000 accrued as a minimum obligation under an executive compensation plan for two executives. The plan provides for future and past services in the form of benefits that could range from a minimum fixed benefit of $20,000 to a maximum benefit of $100,000 annually for each of the executives over a ten year period. Benefits in excess of the fixed minimum are based upon a specified ratio of statutory net gain from operations to gross statutory premiums of the insurance subsidiary. Payments under the plan approximated $10,000 for the three months ended March 31, 1997 and 1996. Management evaluates the propriety of the recorded obligation for past services at each reporting period based upon their best estimates of anticipated future statutory premium revenues and statutory operating gains.

Results of Operations

Total revenues for the three months ended March 31, 1997 were $821,000 compared with revenues of $745,000 for the same comparable period in 1996 or an increase of $76,000.

Total premiums earned by the Company's insurance subsidiary for the first quarter of 1997 increased $68,000 compared to 1996. The primary reason for the increase relates to the increase in the insurance subsidiary's accident and health business. Life premiums decreased approximately $45,000 to $176,000 for the three months of 1997 compared to $221,000 in 1996. This is the result of the Company's increasing focus on growth in the accident and health business. Accident and health premiums continued to increase for the first quarter of 1997 with premium revenues of $554,000 through March 31, 1997 compared with $440,000 for the three months ended March 31, 1996. The Company began issuing accident and health products in latter 1993 and anticipates this will represent its major market emphasis in 1997. The insurance subsidiary offers limited pay accident and health products principally through a mass marketing payroll deduction process.

Net investment income increased $9,000 or 12% for 1997 as compared to the prior year. This increase related principally to an increase in invested assets when compared to the corresponding period.

Policy benefits and claims increased $188,000 for the three month period ended March 31, 1997 as compared to the same period for 1996. This increase is principally related to the growth in accident and health business. During the first quarter of 1997, accident and health benefits approximated $431,000 compared to total accident and health benefits for the first quarter of 1996 of $283,000. This included an increase in claims paid of approximately $61,000 and an increase in accident and health future policy benefits and unpaid claim liabilities of $87,000. The increase in future policy benefits relates to additional unearned premium reserves required for Medicare supplement policies written with annual modal premiums. Management has notified its agency force to discontinue writing annual modal policies on this product type due to the effects on statutory surplus of the unearned premium reserves required. In addition, claims paid, net of reinsurance, on life policies increased by approximately $35,000 as a result of two death claims incurred in 1997. The remaining change related to a net increase in policyholder dividends of approximately $5,000.

Amortization of deferred policy acquisition costs increased $4,000 for 1997 as compared to the same period of the prior year. This net increase includes approximately $31,000 of anticipated increases related to the amortization of accident and health acquisition costs which approximated $78,000 in 1997 as compared to $47,000 in 1996 and a decrease of $27,000 related to the reducing in-force life business.

Actuarial and other professional fees increased from $33,000 for the three month period ended March 31, 1996 to $74,000 for the first quarter of 1997 or an increase of $41,000. This increase included additional legal and accounting fees related to the pending sale of the Company to Citizens of approximately $38,000 and an increase in actuarial fees of approximately $3,000.

Other general and operating expenses decreased approximately $6,000 for 1997 as compared to 1996. This decrease was a combination of several factors including a decrease in computer expenses of approximately $12,000 resulted from management efforts to better utilize current data processing capabilities available from the Company's own computer equipment and partially offset by increased postage cost of $5,000 related to shareholder correspondence and mailings.




PART II.

ITEM 1.	Legal Proceedings.

Included herewith by reference to Form 10-KSB for year ended December 31, 1996. There have been no significant changes in these matters since the filing of the Form 10-KSB.


ITEM 2.	Changes in Securities.

There have been no changes in securities since 1996.


ITEM 3.	Default Upon Senior Securities.

The Registrant has no senior securities.


ITEM 4.	Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, since the last annual meeting held May 7, 1996.


ITEM 5.	Other Information

Mr. Shannon Williford, Chairman of the Board of Directors for American Investment Network, Inc. and its subsidiary United Security Life Insurance Company, Jackson, Mississippi has announced that H. Harold Crumpler was named President, Treasurer and Chief Executive Officer of both companies on May 8, 1997. Mr. Crumpler is a graduate of Wake Forest University and has done post graduate work at King's School of Business, the Life Office Management Association and the Society of Financial Examiners. He has 43 years experience in life, accident and health insurance management.

Mr. Crumpler replaces Mr. John S. Camara, who died April 30, 1997.


ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

		  NONE

(b)	Reports on Form 8-K:

		  NONE


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			AMERICAN INVESTMENT NETWORK, INC.
			(Registrant)


	May 13, 1997		/s/ H. Harold Crumpler
				H. Harold Crumpler, President, Treasurer and
				  Chief Executive Officer






SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			AMERICAN INVESTMENT NETWORK, INC.
			(Registrant)


	May 13, 1997
	Date			H. Harold Crumpler, President, Treasurer and
				  Chief Executive Officer





5/13/97- 4 -- 1 -- 12 -	- 13 -