Form 10-Q/A
period 1997-03-31
AMERICAN INVESTMENT NETWORK INC
filed 1997-05-15
CIK 901514

May 15, 1997



Securities and Exchange Commission
450 Fifth Street, NW
Washington, D.C.  20549

Re:     American Investment Network, Inc., Form 10Q/A
        (formerly Great American Investment Network, Inc.)

Gentlemen:

Please accept for filing the Form 10Q/A, Exhibit 27 of the above referenced registrant for the period of March 31, 1997.

Sincerely,

s/H. Harold Crumpler


Executive Vice President/Treasurer

HHC:lp





                                 SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D. C.  20549

                                             FORM 10-Q/A

(X) QUSRTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 1997


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